Form 10QSB
period 2006-03-31
MOBILEMAIL (US) INC.
filed 2006-05-15
CIK 1343460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006

[           ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____to _____

Commission File Number: 000-51855

MOBILEMAIL (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 5.15, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1193
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.    Yes [           ]    No [ x ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).    Yes [           ]   No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
28,273,600 shares of common stock as of May 10, 2006.

Transitional Small Business Disclosure Format (check one):    Yes [           ]   No [ x ]

MOBILEMAIL (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2006

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our MobileMail messaging solutions, our ability to successfully market our MobileMail messaging solutions, our ability to continue development and upgrades to the MobileMail software and technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on April 28, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Mobilemail (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

MOBILEMAIL (US) INC.

(Formerly Maxtor Holdings Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

US FUNDS

(Unaudited)

F-i

Mobilemail (US) Inc.	Statement 1
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheet
US Funds

	March 31,	September 30,
	2006	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash	$108,045	$124,986
VAT receivable	76	39
Accounts receivable	5,219	-
	113,340	125,025

Property and Equipment (Note 3)	1,044	1,376
	$114,384	$126,401

LIABILITIES
Current
Accounts payable	$78,782	$3,072
Accrued liabilities	35,709	57,664
Accrued interest (Note 5)	-	588
Promissory notes payable (Note 5)	-	80,000
Convertible promissory notes payable (Note 6)	100,000	-
Due to related parties (Note 9a)	20,783	25,465
	235,274	166,789
Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 28,273,600 (September 30, 2005 –
17,953,600) - Statement 2 (Note 8)	28,274	17,954
Additional paid-in capital - Statement 2 (Note 8)	2,730,533	159,346
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Gain (Loss) - Statement 2	(330)	1,121
Deficit – Accumulated during the development stage - Statement 2	(2,879,367)	(218,809)
	(120,890)	(40,388)
	$114,384	$126,401

- See Accompanying Notes -

Mobilemail (US) Inc.	Statement 2
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency
Shares issued for cash at $0.33 per
share – August 21, 2003	6 $	-	$2	$-	$-	$2

Balance - September 30, 2003
(Audited)	6	-	2	-	-	2
Stock Split– April 30, 2004	573	-	-	-	-	-
Shares issued for cash at $0.003
per share – April 30, 2004	4,365,687	4,366	9,025	-	-	13,391
Loss for the year	-	-	-	(36,762)	-	(36,762)
Foreign currency translation
adjustment	-	-	-	-	157	157

Balance - September 30, 2004
(Audited)	4,366,266	4,366	9,027	(36,762)	157	(23,212)
Shares issued for consulting at
$0.003 per share -December 1,
2004	236,143	236	544	-	-	780
Shares issued for consulting at
$0.003 per share -March 9,
2005	236,143	236	548	-	-	784
Shares issued for consulting at
$0.003 per share - May 9, 2005	944,581	945	2,143	-	-	3,088
Shares issued for debt at $0.018
per share - May 9, 2005	6,216,867	6,217	105,650	-	-	111,867
Loss for the period	-	-	-	(133,578)	-	(133,578)
Foreign currency translation
adjustment	-	-	-	-	(1,328)	(1,328)

Balance - August 31, 2005 - Issued
before acquisition	12,000,000	12,000	117,912	(170,340)	(1,171)	(41,599)
Acquisition of MobileMail Limited -
Recapitalization - August 31,
2005 (Note 1)	5,953,600	5,954	41,434	-	-	47,388

Balance - August 31, 2005 - Issued
post acquisition	17,953,600	17,954	159,346	(170,340)	(1,171)	5,789
Loss for the period	-	-	-	(48,469)	-	(48,469)
Foreign currency translation
adjustment	-	-	-	-	2,292	2,292

Balance – September 30, 2005
(Audited)	17,953,600	17,954	159,346	(218,809)	1,121	(40,388)
Shares issued for debt at $0.25
per share - November 30, 2005	320,000	320	81,187	-	-	81,507
Shares issued for intellectual
property at $0.25 per share -
November 30, 3005	10,000,000	10,000	2,490,000	-	-	2,500,000
Loss for the period	-	-	-	(2,660,558)	-	(2,660,558)
Foreign currency translation
adjustment	-	-	-	-	(1,451)	(1,451)

Balance -March 31, 2006
(Unaudited)	28,273,600 $	28,274	$2,730,533	$(2,879,367)	$(330)	$(120,890)

- See Accompanying Notes -

Mobilemail (US) Inc.	Statement 3
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
US Funds
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Six	For the Six	(August 21,
	Months Ended	Months Ended	2003) to
	March 31,	March 31,	March 31,
	2006	2005	2006
Revenues
Sales	$5,253	$-	$5,253

General and Administrative Expenses
Accounting and auditing	84,036	5,449	148,416
Salaries and wages	34,562	40,667	123,126
Legal	26,127	1,127	32,853
Filing	8,967	-	8,967
Rent	5,253	5,637	17,253
Management and consulting	2,247	-	2,247
Office and information technology	1,375	2,428	11,537
Depreciation	332	357	1,080
Travel and promotion	129	14,029	25,399
Development costs	-	9,623	10,307
	163,028	79,317	381,185

Other Expenses
Intellectual property (Note 4)	2,500,000	-	2,500,000
Foreign exchange loss	1,255	-	1,255
Interest expense	1,528	23	2,180

Loss for the Period	$(2,660,558)	$(79,340)	$(2,879,367)

Loss per Share – Basic and Diluted	$(0.11)	$(0.02)

Weighted Average Shares Outstanding	24,871,402	4,550,508

Comprehensive Loss
Loss for the period	$(2,660,558)	$(79,340)	$(2,879,367)
Foreign currency translation adjustment	(1,451)	(5,658)	(330)
Total Comprehensive Loss for the Period	$(2,662,009)	$(84,998)	$(2,879,697)

Comprehensive Loss per Share	$(0.11)	$(0.02)

- See Accompanying Notes -

Mobilemail (US) Inc.	Statement 4
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
US Funds
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Six	For the Six	(August 21,
	Months Ended	Months Ended	2003) to
	March 31,	March 31,	March 31,
	2006	2005	2006
Operating
Loss for the period	$(2,660,558)	$(79,340)	$(2,879,367)
Items not involving an outlay of cash:
Depreciation	332	357	1,080
Shares for consulting services	-	1,565	4,652
Accrued interest	919	-	1,507
Shares for intellectual property	2,500,000		2,500,000
Changes in non-cash working capital items:
VAT receivable	(37)	281	(76)
Accounts receivable	(5,219)	-	(5,219)
Prepaids	-	(2,413)	-
Accounts payable	75,710	31,609	78,782
Accrued liabilities	(21,955)	4,127	25,682
	(110,808)	(43,814)	(272,959)
Investing
Acquisition of property and equipment	-	(418)	(2,124)
Cash acquired on purchase of Maxtor
Holdings Inc.	-	-	137,470
	-	(418)	135,346
Financing
Promissory notes	-	114,525	-
Advances from related party	(4,682)	21,283	20,728
Loan from related party	-	-	111,867
Convertible promissory notes payable	100,000	-	113,393
	95,318	135,808	245,988

Effect of exchange rate changes on cash	(1,451)	(5,658)	(330)

Net Increase (Decrease) in Cash	(16,941)	85,918	108,045
Cash - Beginning of period	124,986	30,556	-
Cash - End of Period	$108,045	$116,474	$108,045

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$64

Please refer to Note 12 for the supplemental schedule of non-cash investing and financing transactions.

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
US Funds
(Unaudited)

1.	Organization and Going Concern

Organization

Maxtor Holdings Inc. (the “Company” or "Maxtor") was incorporated on April 1, 2005 under the laws of the State of Nevada. On October 19, 2005, the Company changed its name to Mobilemail (US) Inc.

By letter of intent dated April 18, 2005 and a Share Exchange Agreement ("Agreement") dated May 23, 2005 and as amended June 30, 2005 and July 31, 2005 with MobileMail Limited ("MobileMail"), a United Kingdom corporation, wherein Maxtor agreed to issue to the shareholders of MobileMail 12,000,000 Maxtor shares in exchange for the 2,075,000 shares that constituted all the issued and outstanding shares of MobileMail. On August 31, 2005, MobileMail completed the reverse acquisition (“RTO”) under the Agreement with Maxtor. Immediately before the date of the RTO, Maxtor had 100,000,000 common shares authorized and 5,953,600 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 2,075,000 issued and outstanding shares of common stock of MobileMail were exchanged for 12,000,000 Maxtor shares on an approximate 5.783 to 1 basis.

Immediately after the RTO, the management of MobileMail took control of the board and officer positions of Maxtor, constituting a change of control. Because the former owners of MobileMail gained control of Maxtor, the transaction would normally have been considered a purchase by MobileMail. However, since Maxtor was not carrying on a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of MobileMail and the issuance of stock by MobileMail (represented by the outstanding shares of Maxtor) for the assets and liabilities of Maxtor. The value of the net assets of Maxtor acquired by MobileMail is the same as their historical book value, being $47,388. At the date of the acquisition, the balance sheet of Maxtor was as follows:

Cash	$118,365
Due from MobileMail	19,105
Total Assets	$137,470

Accrued liabilities	$10,027
Due to related party	55
Promissory notes payable	80,000
Total Liabilities	$90,082

Net Assets	$47,388

MobileMail was incorporated on August 21, 2003 and is a technology and marketing company, headquartered in London, England. The major asset of MobileMail is the license to market the Messaging Technology.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
US Funds
(Unaudited)

1.	Organization and Going Concern – Continued

Organization – Continued

As at March 31, 2006, the Company has the rights for the sale of software that enables users to send Short Message Service (“SMS”) messages via email, directly from the customer’s computer to any mobile wireless device. The software provides businesses with an easy to use, low cost, communication tool giving them direct access to both customers and employees, regardless of the location. The Company intends to market its product via a two-channel strategy: the “Direct Users Strategy” and the “Partnership/Re-seller Strategy.” The direct users strategy targets niche markets in the UK, offering the Company’s technology to corporate clients on a per SMS basis. The partnership/re-seller strategy is focused on establishing a distribution network throughout Europe, Asia and North America by issuing distribution licenses to telecommunication and multimedia companies in order to reach high volumes of end customers.

Going Concern and Liquidity Considerations

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2006, the Company has a loss from operations of $2,660,558, an accumulated deficit of $2,879,367 and has incurred an accumulated operating cash flow deficit of $272,959 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the current year.

Thereafter, the Company will be required to seek additional funds, either through sales and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
US Funds
(Unaudited)

2.	Significant Accounting Policies

These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at September 30, 2005.

Basis of Consolidation

These interim consolidated financial statements include the accounts of MobileMail Limited since its incorporation on August 21, 2003 and Mobilemail (US) Inc. since the reverse acquisition on August 31, 2005 (Note 1). All intercompany balances and transactions have been eliminated.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge- like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
US Funds
(Unaudited)

2.	Significant Accounting Policies – Continued

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Property and Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
			March 31,	September 30,
		Accumulated	2006	2005
	Cost	Depreciation	(Unaudited)	(Audited)
Office and computer equipment	$2,066	$1,022	$1,044	$1,376

4.	Agency Exploitation Agreement

By agency exploitation agreement dated March 30, 2004, between the Company and third party licensors, the Company is allowed to use, deal with and exploit the intellectual property rights to the Messaging Technology in the regions of Australia, Asia, Europe, United States and Canada. On November 30, 2005, the intellectual property was purchased by the Company and the agency exploitation agreement was cancelled.

The purchase of the intellectual property was pursuant to an agreement dated November 1, 2005, whereby the Company acquired from its majority stockholder, the Messaging Technology by issuing 10,000,000 common shares. The Messaging Technology is a software application that enables users to send and receive Short Message Service (“SMS”) messaging traffic through wireless devices using the internet. The acquisition is a related party transaction; therefore, the intellectual property was recorded in the Company’s books in the amount equal to the costs of acquiring and developing the Messaging Technology by the majority stockholder. The value assigned was $2,500,000, which is the value of consideration paid by the majority shareholder when they acquired it from a third party. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
US Funds
(Unaudited)

5.	Promissory Notes Payable

During the prior year, the Company received $80,000 in cash by issuing promissory notes; $10,000 of which was issued to a director of a corporate shareholder of the Company. These Notes bore interest at the US bank prime rate and were payable on demand. By agreement dated November 30, 2005, the Company entered into a debt conversion agreement whereby the Company agreed to issue 320,000 common shares valued at $0.25 per share in full settlement of a $80,000 loan advanced to the Company plus related interest of $1,507.

6.	Convertible Promissory Notes Payable

On March 28, 2006, the Company issued two convertible promissory notes for a total amount of $100,000; $50,000 of which was issued to a director of a corporate shareholder of the Company. These notes bear interest at the US bank prime rate and are convertible at the demand of the investor between the time the shares become publicly traded and March 28, 2008. The notes are convertible into units at $0.25 per unit, each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of the Company's common stock at $0.50 for one year following conversion. The Company has the option to repay the notes at any time prior to conversion without penalty upon five days written notice. If the notes are not converted by March 28, 2008, all outstanding principle and interest will become payable.

7.	Loan Payable to Related Party

By agreement dated October 8, 2003, the Company entered into a loan agreement with the majority shareholder whereby the shareholder would make available up to $249,465 (GBP150,000). The facility was available in tranches of $49,893 (GBP30,000) every three months. The facility was to be paid, including all accrued interest, by April 1, 2007 and bore interest at 6% per annum above the Svenska Handelsbanken Plc base rate or 10% per annum whichever is greater. During the first eighteen months from the date of the agreement, the loan was interest free. As security the shareholder had a first charge debenture agreement for all Company assets. By agreement dated May 9, 2005, the Company settled the full amount of the loan, being $111,867 (GBP59,242) with the issuance of 6,216,867 common shares. The loan facility was cancelled at that time.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
US Funds
(Unaudited)

8.	Capital Stock

a)

The number of shares outstanding presented in these financial statements relating to share transactions taking place prior to August 31, 2005 has been restated to reflect the approximate 5.783:1 ratio based upon the 12,000,000 Maxtor shares issued on August 31, 2005 to acquire the 2,075,000 shares of MobileMail Limited.

	b)	During the year ended September 30, 2004, the Company split its stock on a 100 new for 1 old basis.

c)

During the prior year, the Company issued 1,416,867 of common stock to the Managing Director for consulting and employment services (Note 9b). The shares were recorded at $4,652 being the fair value at the time of issuance.

	d)	By agreement dated May 9, 2005, the Company issued 6,216,867 common shares in full settlement of $111,867 of debt owed to the majority shareholder (Note 7).

	e)	On November 30, 2005, the Company issued 320,000 common shares at $0.25 per share in full settlement of the $80,000 promissory notes payable and related interest of $1,507 (Note 5).

f)

On November 30, 2005, the Company issued 10,000,000 common shares at $0.25 per share being the consideration paid by the Company’s majority stockholder when it acquired the Messaging Technology from a third party (Note 4).

There were no warrants or stock options granted during the current period and none were outstanding as at March 31, 2006 and September 30, 2005.

9.	Related Party Balances and Transactions

a)

The amounts due to related parties of $20,783 (September 30, 2005 - $25,465) are non-interest bearing and due on demand. Included in due to related parties are $14,048 (September 30, 2005 - $15,997) owing to a shareholder and $6,735 (September 30, 2005 - $6,824) and $Nil

(September 30, 2005 - $2,644) owing to two companies with directors in common with a corporate shareholder of the Company.

b)

By employment agreement dated July 26, 2004, the Company agreed to pay the Managing Director $64,166 (GBP35,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,867 shares. During the period, $30,640 (March 31, 2005 - $36,458) was paid to the Managing Director, of which $30,640 (March 31, 2005 - $34,894) was in cash and $Nil (March 31, 2005 - $1,564) was from the issuance of Nil (March 31, 2005 – 472,285) shares.

	c)	During the current period, the Company paid or accrued the following fees:

i)

$Nil (March 31, 2005 - $4,510) for accounting; $Nil (March 31, 2005 - $1,127) for legal; $Nil (March 31, 2005 - $11,274) for marketing and promotion; $Nil (March 31, 2005 - $5,637) for rent; and $Nil (March 31, 2005 - $3,946) for office and information technology; and

		ii)	$5,253 (March 31, 2005 - $Nil) for rent to a company with directors in common with a corporate shareholder of the Company.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
US Funds
(Unaudited)

10.	Segmented Information

Details on a geographic basis as at March 31, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$14,425	$99,959	$114,384
Loss for the period	$(50,934)	$(2,609,624)	$(2,660,558)

Details on a geographic basis as at September 30, 2005 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$8,145	$118,256	$126,401
Loss for the period	$(173,772)	$(8,275)	$(182,047)

11.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $261,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $164,000, which may be carried forward until 2026 and used to reduce taxable income of future years. Details of future income tax assets are as follow:

	March 31,	September 30,
	2006	2005
	(Unaudited)	(Audited)
Non-capital tax losses	$134,000	$81,000
Valuation allowance	(134,000)	(81,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
US Funds
(Unaudited)

12.	Non-cash transactions

The following is a schedule of non-cash investing and financing transactions:

	For the Three	For the Three	From Incorporation (August 21, 2003) to March 31, 2006
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
Schedule of Non-Cash Investing and Financing
Transactions
Shares issued for acquisition of MobileMail Limited	$-	$-	$47,388
Shares issued for consulting services	$-	$1,565	$4,652
Shares issued to related party for debt	$-	$-	$111,867
Shares issued for debt	$81,507	$-	$81,507
Shares issued for intellectual property	$2,500,000	$-	$2,500,000
Acquisition of Assets and Liabilities of
Maxtor Holdings Inc.:
Due to MobileMail Limited	$-	$-	$19,105
Accrued liabilities	$-	$-	$10,027
Due to related party	$-	$-	$55
Promissory notes payable	$-	$-	$80,000

Item 2. Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended March 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended March 31, 2006.

Overview of Our Business

We are the owner of a suite of software applications that we refer to as the MobileMail software which provide a platform for enabling users to send Short Message Service (“SMS”) messaging traffic to wireless devices using the Internet and to, in turn, receive SMS messages from wireless devices through the Internet. The SMS short message service refers to an industry adopted standard for sending and receiving text messages to and from mobile telephones. Our MobileMail messaging solutions allow network operators and enterprises to offer their customers SMS messaging on their Internet home pages and the ability to send SMS messages from their personal computers.

The MobileMail software is comprised of a suite of software programs, namely MailSMS, EasySMS and an administrative interface known as the CorporateSMS application. The MailSMS software is Microsoft Windows® based application software that enables users to send SMS messages via their Outlook program resident on the user’s personal computer. The EasySMS software application is a Microsoft Windows® based application designed to allow the sending of SMS messages by using any Internet connection without the use of an Outlook program. The CorporateSMS software acts as the interface between both the MailSMS and EasySMS software and the Internet by sending and receiving SMS messages, as well as serving as the interface between the administrator and the end users. Development of the MailSMS, EasySMS and CorporateSMS software applications has been completed and these software applications are ready for commercial deployment.

Our plan of operations is to commercialize our MobileMail software through our wholly-owned subsidiary MobileMail Limited (“MobileMail UK”) . We plan to commercialize offer our MobileMail messaging solutions using two distinct business models. The first business model involves providing SMS messaging services directly to customers to whom we will provide a fully managed SMS messaging service through our MailSMS, EasySMS and CorporateSMS applications. Under this scenario, we would earn revenues from charging a fee for each SMS message sent using our MobileMail messaging solutions. The second business model involves selling to businesses that we refer to as strategic partners who we anticipate may include telecommunications aggregators, Internet service providers, mobile content aggregators and software value added resellers (“VAR’s”). Sales to strategic partners would involve one of two distinct scenarios. The first scenario would be a MobileMail hosting model whereby we would grant a license that would enable the strategic partner to distribute the MobileMail software to their client base. We would then host the MobileMail service on our server and we would share revenues with the strategic partner based on the volume of SMS messages sent by clients of the strategic partner. The second scenario involves an independently hosted model whereby we would grant the strategic partner a license to host the MobileMail solution on their own server who would then provide services directly to their clients in exchange for the payment of up-front and ongoing license fees to us.

We are presently in planning to undertake sales and marketing activities with the objective of commercializing our MobileMail messaging solutions and achieving our initial sales. We have earned minimal revenues to date and, as such, we are presently a development stage company. Further, we cannot provide any assurance to investors that any of the above business models will be viable. We have limited funds with which to pursue our plan of operations to commercialize our MobileMail messaging solutions. We anticipate that we will require additional funding in order to achieve significant sales of our MobileMail messaging solutions. We have no arrangements for any additional financing and there is no assurance that any additional financing will be obtained.

We were incorporated on April 1, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiary, MobileMail Limited (“Mobilemail UK”), incorporated and headquartered in the United Kingdom. Our principal office is located at Suite 5.15, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44 (0)20 7031 1193 and our fax number is +44 (0)20 7031 1199.

Our Plan of Operations

We plan to exploit our SMS messaging technology in its present form and to develop a market for our MobileMail messaging solutions, currently consisting of our MailSMS, EasySMS and CorporateSMS software. As such, the primary objective of our current plan of operations is to market our MobileMail messaging solutions with the objective of generating our initial revenues and establishing greater awareness and acceptance of our MobileMail messaging solutions in our marketplace. We plan to undertake a sales and marketing campaign directed at prospective direct user customers. We will also pursue creating relationships with strategic partners with the objective of earning our revenues from both our MobileMail hosted server business models and our independently hosted server business models. We anticipate continuing with ongoing development work on our products with a view to increasing the features and functionality of our MobileMail messaging solutions.

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified:

1.

We plan to carry out sales and marketing of our MobileMail messaging solutions with the objective of securing sales to direct users and entering into agreements with strategic partners under our MobileMail hosted server business models and our independently hosted server business models. We anticipate that marketing activities will be carried throughout the course of the next twelve months. We anticipate that we will spend approximately $9,000 per month on marketing activities during the next twelve months, for a total anticipated expenditure of $108,000 over the next twelve months. This amount is primarily comprised of the salary we will pay to Gary Flint, our sole executive officer and director, who will carry out our marketing activities. Mr. Flint is paid a salary of approximately $6,000 per month.

2.

We anticipate spending approximately $15,000 over the next twelve months to acquire SMS credits to be purchased from SMSC gateways. We also intend to use any revenues that we earn during the next twelve months to purchase additional SMS credits to be used in our business.

3.	We anticipate spending approximately $3,000 over the next twelve months in continuing the upgrading and development of our MobileMail software.

4.

We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of rent and office services, technical support and hosting services and general office expenses.

5.

We anticipate spending approximately $40,000 in complying with our obligations a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

As at September 30, 2005, we had cash reserves of $124,986 and a working capital deficit of $41,764. Effective November 30, 2005, we converted $80,000 of loans that were outstanding as of September 30, 2005 into common stock, thereby increasing our working capital by $80,000. As at March 31, 2006, our cash reserves had decreased to $108,045 and our working capital deficit had increased to $121,934. Our planned expenditures over the next twelve months in the amount of $190,000 will exceed our cash reserves and working capital. We presently have sufficient cash to fund our operations for the next four months. However, we anticipate that we will require additional financing in the approximate amount of $210,000 order to enable us to sustain our operations for the next twelve months.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate revenues that exceed our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations over the next four months without additional financing. We believe that we will require additional financing in order to commercialize our MobileMail messaging solutions in order to earn revenues that exceed our operating expenses. We believe that debt financing from third parties will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We are presently in negotiation with a small number of investors for the advance of loans that would be convertible into shares of our common stock and possibly also warrants to purchase additional shares of our common stock. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. In the absence of such financing, we may not be able to continue our plan of operations beyond the next two months and our business plan will fail. If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations and our business activities.

Presentation of Financial Information

Effective August 31, 2005, we acquired 100% of the issued and outstanding shares of MobileMail UK by issuing 12,000,000 shares of our common stock. Notwithstanding its legal form, our acquisition of MobileMail UK has been accounted for as a reverse take-over, since the acquisition resulted in the former shareholders of MobileMail UK owning the majority of our issued and outstanding shares. Because Maxtor Holdings Inc. (now MobileMail (US) Inc.) was a newly incorporated company with nominal net non-monetary assets, the acquisition has been accounted for as an issuance of stock by MobileMail UK accompanied by a recapitalization. Under the rules governing reverse takeover accounting, the results of operations of MobileMail (US) Inc. are included in our consolidated financial statements effective August 31, 2005. Our date of inception is the date of inception of MobileMail UK, being August 21, 2003, and our financial statements are presented with reference to the date of inception of MobileMail UK. Financial information relating to periods prior to August 31, 2005 is that of MobileMail UK.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

Foreign Currency Translations

Our functional currency is pounds sterling (“GBP”) and the U.S. dollar. Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars as follows:

(i)	assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)	equity at historical rates; and

(iii)	revenue and expense items at the average rate of exchange prevailing during the period.

Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholder’s equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized as income in the period when it is realized.

Results Of Operations – Six months Ended March 31, 2006 and 2005

References to the discussion below to fiscal 2006 are to our current fiscal year which will end on September 30, 2006. References to fiscal 2005 and fiscal 2004 are to our fiscal years ended September 30, 2005 and 2004, respectively. References to the first half of fiscal 2006 and fiscal 2005 are to the first six months of fiscal 2006 and 2005, respectively.

			Cumulative
			From Inception
			(August 21,
	Six Months ended	Six Months ended	2003) to March
	March 31, 2006	March 31, 2005	31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$5,253	NIL	$5,253

General and Administrative Expenses

Salaries and Wages	$34,562	$40,667	$123,126

Accounting and Auditing	$84,036	$5,449	$148,416

Travel and Promotion	$129	$14,029	$25,399

Rent	$5,253	$5,637	$17,253

Management and Consulting	$2,247	NIL	$2,247

Development	NIL	$9,623	$10,307

Office and Information Technology	$1,375	$2,428	$11,537

			Cumulative
			From Inception
			(August 21,
	Six Months ended	Six Months ended	2003) to March
	March 31, 2006	March 31, 2005	31, 2006

Legal	$26,127	$1,127	$32,853

Filing	$8,967	NIL	$8,964

Depreciation	$332	$357	$1,080

Other Expenses

Intellectual Property	$2,500,000	NIL	$2,500,000

Foreign Exchange Loss	$1,255	NIL	$1,255

Interest Expense	$1,528	$23	$2,180

Loss for the Period	$(2,660,558)	$(79,340)	$(2,879,367)

Revenue

We generated our initial revenues from sales of our MobileMail messaging solutions in the first half of our 2006 fiscal year. These initial revenues were comprised of monthly license fees that we earned through our re-seller agreement with MIRA Networks, our South African distribution partner.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Gary Flint, our sole executive officer and employee.

Our salaries and wages decreased to $34,562 for the first half of 2006 compared to $40,667 for the first half of fiscal 2005. The reduction in salaries and wages for the first half 2006 compared to the first half 2005 resulted primarily from the fact that no shares were issued during the first half 2006 to Mr. Flint under his compensation agreement, whereas compensation shares had been issued in each of our previous six fiscal quarters. The decrease was also attributable to a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Travel and Promotion

Our travel and promotion expenses decreased substantially from $14,029 in the first half of fiscal 2005 to $129 in the first half of 2006 due to our determination not to conduct sales and marketing and publicity activities during this period, other than those activities carried on by Gary Flint as our sole executive officer.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses increased substantially from $5,449 in the first half of 2005 to $84,036 in the first half of 2006 as we completed the preparation and audit of our financial statements for fiscal 2005 and the preparation and filing of a registration statement with the United States Securities and Exchange Commission.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses increased during the first half of fiscal 2006 compared to the first half of fiscal 2005 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC .

Office and Information Technology

Office and information technology expenses include expenses associated with the development and testing of the MobileMail software.

Our office and information technology expenses decreased to $1,375 for the first half of fiscal 2006 compared to $2,428 for the first half of fiscal 2005 due to the termination of the agreement for technical support services with Outlander Management.

Rent

Our rent expense is attributable to amounts paid to Outlander Management and Azuracle on account of our rent of share office premises in London, England. Our contract with Outlander Management was replaced with our agreement with Azuracle in July 2005.

Our rent expenses decreased to $5,253 for the first half of fiscal 2006 compared to $5,637 for the first half of fiscal 2005. The minor decrease resulted from a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Development Costs

Our development costs decreased to $Nil for the first half of fiscal 2006 compared to $9,623 for the first half of fiscal 2005 which reflected the fact that we have signed a partnership agreement with Zeno DA that covers a set amount of additional development work to the MobileMail products as well as a distribution and revenue sharing agreement.

Intellectual Property

We expensed the intellectual property acquired in the first half of fiscal 2006 due to our determination that the cost of the intellectual property purchased during the current fiscal year does not meet the criteria for capitalization as set out in SFAS No. 86.

Loss

Our loss for the first half of fiscal 2006 increased to $2,660,558 compared to $79,340 for the first half of fiscal 2005 as a result of our increased business activity, our expenses attributable to filing a registration statement with the Securities and Exchange Commission and our write down of intellectual property.

Liquidity and Financial Resources

We had cash of $108,045 and a working capital deficit of $121,934 as at March 31, 2006, compared to cash of $124,986 and a working capital deficit of $41,764 as at September 30, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $190,000, as outlined above under the heading “Plan of Operations”. While this amount will be offset by any gross profits that we earn from sales of our MobileMail messaging solutions, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently have sufficient cash to fund our operations for the next four months. However, we anticipate that we will require additional financing in the approximate amount of $210,000 order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $110,808 in operating activities during the first half of fiscal 2006 compared to cash used of $43,814 in operating activities during the first half of 2005.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first half of fiscal 2006 compared to cash used of $418 in investing activities during the first half of 2005.

Cash used in investing activities during the first half of fiscal 2005 was attributable to purchases of equipment.

Cash from Financing Activities

We generated cash of $95,318 from financing activities during the first half of fiscal 2006 compared to cash of $135,808 generated from activities during the first half of 2005.

Cash generated from financing activities during the first half of fiscal 2006 was primarily attributable to the sale of convertible promissory notes to two investors in the aggregate principal amount of $100,000 in March 2006. Each convertible note is for a two year term from the date of advance and bears interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on each convertible loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock.

Restatement

We amended our consolidated financial statements for the years ended September 30, 2005 and 2004 and restated our consolidated financial statements for the three months ended December 31, 2005 in order to increase the value attributed to the intellectual property acquired by us on November 30, 2005 pursuant to an agreement between us and MobileMail Inc. dated November 1, 2005. We issued 10,000,000 shares of our common stock to acquire the intellectual property. We had originally assigned a value to the intellectual property of $214,129, being the amount paid by MobileMail Inc. for the intellectual property. We amended and restated our financial statements to assign a value of $2,500,000 to the intellectual property. This restated valuation is based on a price of $0.25 per share which is equal to the price at which we sold shares of our common stock to arms length parties concurrently with our acquisition of the intellectual property.

The effects of the restatement on the financial statements is summarized as follows:

	For the Three	For the three
	Months Ended	Months Ended
	December 31,	December 31,
	2005	2005
	(Prior to	(Restated)
	restatement)
Loss for the Period	($300,156)	($2,586,027)
Loss per Share – Basic and Diluted	($0.01)	($0.12)
Comprehensive Loss for the Period	($302,063)	($2,587,934)
Comprehensive Loss per Share	($0.01)	($0.12)
Deficit – Accumulated during the development stage	($518,965)	($2,804,836)

We amended our financial statements as follows in order to reflect the restatement:

  our unaudited financial statements for the three months ended December 31, 2005 have been amended and restated;

  the subsequent event note to our audited financial statements for the year ended September 30, 2005 has been amended; and

  the subsequent event note to the audited financial statements of Maxtor Holdings Inc. for the period ended July 31, 2005 has been amended

Each of the above amended financial statements is included this prospectus.

Each of the above financial statements was originally included with our Original Form SB-2 Registration Statement originally filed with the Securities and Exchange Commission (the “Commission”) on December 16, 2005, as subsequently amended and declared effective on March 24, 2006. The Original Form SB-2 Registration Statement was withdrawn subsequent to its effective date.

Our board of directors concluded on April 7, 2006 that our unaudited financial statements for the three months ended December 31, 2005, our audited financial statements for the year ended September 30, 2005 and the audited financial statements of Maxtor Holdings Inc. for the period ended July 31, 2005 could not be relied upon because of an error in such financial statements as addressed in Accounting Principles Board Opinion No. 20. We were advised by our independent public accountant, Staley Okada & Partners, Chartered Accountants, on April 7, 2006 of their opinion that the correct method of valuation of the intellectual property acquired was to base the valuation upon the number of shares issued, being 10,000,000 shares, and the price at which we had concurrently issued shares to an arms length party, being $0.25 per share. Staley Okada & Partners further advised the board of directors that action should be taken to prevent future reliance upon our previously issued financial statements that referred to or were based upon the original method of valuation of the intellectual property. Our board of directors accepted the advice of Staley Okada & Partners and has consequently amended and restated our financial statements.

The amended and restated financial statements were filed with our Current Report on Form 8-K filed with the Commission on April 12, 2006. The Form 8-K included disclosures made in response to Item 4.02 of Form 8-K. We provided a copy of the disclosures that we made in response to Item 4.02 to Staley Okada & Partners, and requested that Staley Okada & Partners furnish to us as promptly as possible a letter addressed to the Commission stating whether or not Staley Okada & Partners agreed with our disclosures and, if not, stating the respects in which it does not agree. In response to this request, Staley Okada & Partners provided its letter to the Commission confirming its agreement to our disclosures in response to this Item 4.02. We filed a copy of the letter of Staley Okada & Partners as an exhibit to the Current Report on Form 8-K. A copy of this letter is filed as an exhibit to the registration statement of which this prospectus forms a part.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We entered into a convertible loan subscription agreements with two investors pursuant to which the investors advanced $100,000 to us on March 28, 2006. Each investor advanced $50,000. In accordance with our obligations under the subscription agreements, we have issued a convertible note to each of the investors in the principal amount of the advance, which principal amount is repayable on the two year anniversary of the date of advance and bears interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on the loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock. Each warrant will be exercisable for a one year period from the date of issuance at a price of $0.50 per share, with respect to one investor, and $0.25 per share, with respect to the other investor. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. The sale of the convertible loan was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the convertible loan was made; and (ii) at the time the subscription agreement for the convertible loan was executed, each investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends will be affixed to the convertible promissory note evidencing the loan to be issued to the investor in accordance with Regulation S confirming that the note cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares issuable to the investors upon conversion of the convertible notes and the warrant shares issuable upon exercise of the warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the six months ended March 31, 2006.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
7.1(3)	Letter of Staley Okada & Partners, Chartered Accountants dated April 11, 2006
10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

Exhibit
Number	Description of Exhibit
10.2(1)	Employment Agreement between MobileMail UK and Gary Flint dated July 26, 2004
10.3(1)	Loan Agreement dated October 8, 2003 between MobileMail UK and MobileMail Inc.
10.4(1)	Debt Settlement Agreement dated May 9, 2005 between MobileMail UK and MobileMail Inc.
10.5(2)	Share Exchange Agreement dated May 23, 2005, as amended, among Maxtor Holdings Inc., MobileMail Limited and the stockholders of MobileMail Limited
10.6(1)	Asset Purchase Agreement dated November 1, 2005 between MobileMail (US) Inc. and MobileMail Inc. Inc.
10.7(1)	Termination and Release Agreement dated November 30, 2005 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.8(2)	Debenture Agreement dated October 8, 2003 between Mobilemail Limited and Mobilemail Inc. evidencing the indebtedness of Mobilemail Limited under the Loan Agreement
10.9(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management
10.10(2)	Sales Referral Agreement dated May 19, 2005 for a term of 18 months between Mobilemail Limited and Equal Mobile Limited
10.11(2)	Sales Referral Agreement dated May 19, 2005 and for a period of 18 months between Mobilemail Limited and Creon Digital UK
10.12(2)	Reseller Agreement dated June 14, 2005 for an initial period of 12 months between Mobilemail Limited and Zeno DA for the creation and maintenance of the CorporateSMS interface and resale of MailSMS and EasySMS licenses
10.13(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.
10.14(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.
10.15(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks
10.16(2)	Closing Agreement dated August 31, 2005 amongst the Company and MobileMail UK and the shareholders of MobileMail UK
10.17(2)	Subscription agreement between the Company and Debra Rosales dated April 8, 2005 relating to the Company's private offering of 500,000 shares
10.18(2)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of securities
10.19(2)	Form of subscription agreement relating to the Company's August 31, 2005 private offering of securities
10.20(4)	Form of Regulation S Securities Purchase Agreement for Convertible Notes
31.1(5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

Exhibit
Number	Description of Exhibit
32.1(5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on December 16, 2005

(2)	Filed as an exhibit to our Amendment No. 1 to registration statement on Form SB-2 filed with the Commission on January 26, 2006.

(3)	Filed as an exhibit to our Form 8-K filed with the Commission on April 12, 2006

(4)	Filed as an exhibit to registration statement on Form SB-2 filed with the Commission on April 28, 2006.

(5)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEMAIL (US) INC.

By:	/s/ Gary Flint
Gary Flint
Chief Executive Officer and Chief Financial Officer

Date: May 12, 2006