Form 10QSB
period 2006-06-30
MOBILEMAIL (US) INC.
filed 2006-08-14
CIK 1343460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006

[ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____ to _____

Commission File Number: 000-51855

MOBILEMAIL (US) INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
No.)

Suite 5.18, 130 Shaftesbury Avenue
London, England	WID 5EU
(Address of principal executive offices)	(Zip Code)

+44(0)20 7031 1193
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes[  ]    No[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes[  ]    No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,273,600 shares of common stock as of August 10, 2006.

Transitional Small Business Disclosure Format (check one):   Yes[  ]     No[X]

MOBILEMAIL (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Mobilemail (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at June 30, 2006 (unaudited) and September 30, 2005 (audited)	F-1

Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (August 21, 2003) to June 30, 2006	F-2

Interim Consolidated Statements of Operations for the three months and nine months ended June 30, 2006 and 2005 and for the period from incorporation (August 21, 2003) to June 30, 2006	F-3

Interim Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005 and for the period from incorporation (August 21, 2003) to June 30, 2006	F-4

Notes to Interim Consolidated Financial Statements	F-5

MOBILEMAIL (US) INC.

(Formerly Maxtor Holdings Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

US FUNDS

(Unaudited)

F-i

Mobilemail (US) Inc.	Statement 1
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheet
US Funds

	June 30,	September 30,
	2006	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash	$18,756	$124,986
VAT receivable	1,189	39
Accounts receivable	2,180	-
	22,125	125,025

Property and Equipment (Note 3)	870	1,376
	$22,995	$126,401

LIABILITIES
Current
Accounts payable	$10,382	$3,072
Accrued liabilities	24,149	57,664
Accrued interest (Note 6)	2,599	588
Promissory notes payable (Note 5)	-	80,000
Convertible promissory notes payable (Note 6)	100,000	-
Due to related parties (Note 9a)	34,411	25,465
	171,541	166,789
Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 28,273,600 (September 30, 2005 –
17,953,600) - Statement 2 (Note 8)	28,274	17,954
Additional paid-in capital - Statement 2 (Note 8)	2,730,533	159,346
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Gain (Loss) – Statement 2	(3,032)	1,121
Deficit – Accumulated during the development stage – Statement 2	(2,904,321)	(218,809)
	(148,546)	(40,388)
	$22,995	$126,401

- See Accompanying Notes -

Mobilemail (US) Inc.	Statement 2
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency
Shares issued for cash at $0.33 per
share – August 21, 2003	6	$-	$2	$-	$-	$2

Balance - September 30, 2003	6	-	2	-	-	2
Stock Split– April 30, 2004	573	-	-	-	-	-
Shares issued for cash at $0.003
per share – April 30, 2004	4,365,687	4,366	9,025	-	-	13,391
Loss for the year	-	-	-	(36,762)	-	(36,762)
Foreign currency translation
adjustment	-	-	-	-	157	157

Balance - September 30, 2004	4,366,266	4,366	9,027	(36,762)	157	(23,212)
Shares issued for consulting at
$0.003 per share -December 1,
2004	236,143	236	544	-	-	780
Shares issued for consulting at
$0.003 per share -March 9,
2005	236,143	236	548	-	-	784
Shares issued for consulting at
$0.003 per share - May 9, 2005	944,581	945	2,143	-	-	3,088
Shares issued for debt at $0.018
per share - May 9, 2005
(Note 7)	6,216,867	6,217	105,650	-	-	111,867
Loss for the period	-	-	-	(133,578)	-	(133,578)
Foreign currency translation
adjustment	-	-	-	-	(1,328)	(1,328)

Balance - August 31, 2005 - Issued
before acquisition	12,000,000	12,000	117,912	(170,340)	(1,171)	(41,599)
Acquisition of MobileMail Limited -
Recapitalization - August 31,
2005 (Note 1)	5,953,600	5,954	41,434	-	-	47,388

Balance - August 31, 2005 - Issued
post acquisition	17,953,600	17,954	159,346	(170,340)	(1,171)	5,789
Loss for the period	-	-	-	(48,469)	-	(48,469)
Foreign currency translation
adjustment	-	-	-	-	2,292	2,292

Balance – September 30, 2005	17,953,600	17,954	159,346	(218,809)	1,121	(40,388)
Shares issued for debt at $0.25
per share - November 30, 2005
(Note 5)	320,000	320	81,187	-	-	81,507
Shares issued for intellectual
property at $0.25 per share -
November 30, 3005 (Note 4)	10,000,000	10,000	2,490,000	-	-	2,500,000
Loss for the period	-	-	-	(2,685,512)	-	(2,685,512)
Foreign currency translation
adjustment	-	-	-	-	(4,153)	(4,153)

Balance - June 30, 2006	28,273,600	$28,274	$2,730,533	$(2,904,321)	$(3,032)	$(148,546)

.- See Accompanying Notes -

Mobilemail (US) Inc.	Statement 3
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
US Funds
(Unaudited)

						Cumulative
						From
		For the	For the	For the	For the	Incorporation
		Nine Months	Three Months	Nine Months	Three Months	(August 21,
		Ended	Ended	Ended	Ended	2003)
		June 30,	June 30,	June 30,	June 30,	to June 30,
		2006	2006	2005	2005	2006
Revenues
Sales		$8,525	$3,272	$-	$-	$8,525
Cost of Sales		-	-	-	-	-
Gross Profit		8,525	3,272	-	-	8,525
General and Administrative Expenses
Intellectual property (Note 4)		2,500,000	-	-		2,500,000
Accounting and auditing		86,875	2,839	10,940	5,491	151,255
Legal		43,501	17,374	1,685	558	50,227
Salaries and wages		32,529	(2,033)	64,173	23,506	121,093
Filing fees		9,745	778	-	-	9,745
Rent		7,992	2,739	8,423	2,786	19,992
Office and information technology		2,745	1,370	9,375	6,947	12,907
Management and Consulting		2,595	348	-	-	2,595
Depreciation		506	174	533	176	1,254
Travel and promotion		379	250	23,432	9,403	25,649
Development costs		-	-	9,867	244	10,307

		$2,686,867	23,839	$128,428	49,111	$2,905,024

Loss from Operations		(2,678,342)	(20,567)	(128,428)	(49,111)	(2,896,499)

Other Expenses
Foreign exchange loss		(2,503)	(1,248)	-	-	(2,503)
Interest expense		(4,667)	(3,139)	(30)	(7)	(5,319)

Loss for the Period		$(2,685,512)	$(24,954)	$(128,458)	$(49,118)	$(2,904,321)

Loss per Share – Basic and Diluted	$		$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding		25,967,666	28,273,600	6,010,608	8,930,807

Comprehensive Loss
Loss for the period		$(2,685,512)	$(24,954)	$(128,458)	$(49,118)	$(2,904,321)
Foreign currency translation adjustment		(4,153)	(2,702)	(686)	4,972	(3,032)
Total Comprehensive Loss for the Period		$(2,689,665)	$(27,656)	$(129,144)	$(44,146)	$(2,907,353)

Comprehensive Loss per Share	$		$(0.00)	$(0.02)	$(0.00)

- See Accompanying Notes -

Mobilemail (US) Inc.	Statement 4
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
US Funds
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Nine	For the Nine	(August 21,
	Months Ended	Months Ended	2003)
	June 30,	June 30,	to June 30,
	2006	2005	2006
Operating
Loss for the period	$(2,685,512)	$(128,458)	$(2,904,321)
Items not involving an outlay of cash:
Depreciation	506	533	1,254
Shares for consulting services	-	4,652	4,652
Accrued interest	3,518	-	4,106
Shares issued for intellectual property	2,500,000	-	2,500,000
Changes in non-cash working capital items:
VAT receivable	(1,150)	281	(1,189)
Accounts receivable	(2,180)	-	(2,180)
Accounts payable	7,310	11,444	10,382
Accrued liabilities	(33,515)	(9,027)	14,122
	(211,023)	(120,575)	(373,174)
Investing
Acquisition of property and equipment	-	(417)	(2,124)
Cash acquired on purchase of Maxtor
Holdings Inc.	-	-	137,470
	-	(417)	135,346
Financing
Promissory notes	100,000	-	100,000
Advances from related party	8,946	(16,051)	34,356
Loan from related party	-	111,867	111,867
Share issuances for cash	-	-	13,393
	108,946	95,816	259,616
Effect of exchange rate changes on cash and
cash equivalents	(4,153)	(686)	(3,032)

Net Increase (Decrease) in Cash and Cash
Equivalents	(106,230)	(25,862)	18,756
Cash and cash equivalents - Beginning of
period	124,986	30,556	-
Cash and cash equivalents- End of Period	$18,756	$4,694	$18,756

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$64

Please refer to Note 12 for the supplemental schedule of non-cash investing and financing transactions.

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
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
June 30, 2006
US Funds
(Unaudited)

1.	Organization and Going Concern – Continued

Organization – Continued

As at June 30, 2006, the Company has the rights for the sale of software that enables users to send Short Message Service (“SMS”) messages via email, directly from the customer’s computer to any mobile wireless device. The software provides businesses with an easy to use, low cost, communication tool giving them direct access to both customers and employees, regardless of the location. The Company intends to market its product via a two-channel strategy: the “Direct Users Strategy” and the “Partnership/Re-seller Strategy.” The direct users strategy targets niche markets in the UK, offering the Company’s technology to corporate clients on a per SMS basis. The partnership/re-seller strategy is focused on establishing a distribution network throughout Europe, Asia and North America by issuing distribution licenses to telecommunication and multimedia companies in order to reach high volumes of end customers.

Going Concern and Liquidity Considerations

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2006, the Company has a loss from operations of $2,685,512, an accumulated deficit of $2,904,321 and has incurred an accumulated operating cash flow deficit of $373,174 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the current year.

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
June 30, 2006
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
June 30, 2006
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

3.	Property and Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
			June 30,	September 30,
		Accumulated	2006	2005
	Cost	Depreciation	(Unaudited)	(Audited)
Office and computer equipment	$2,066	$1,196	$870	$1,376

4.	Agency Exploitation Agreement

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

The purchase of the intellectual property was pursuant to an agreement dated November 1, 2005, whereby the Company acquired from its majority stockholder, the Messaging Technology by issuing 10,000,000 common shares. The Messaging Technology is a software application that enables users to send and receive Short Message Service (“SMS”) messaging traffic through wireless devices using the internet. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.25 per share. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
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

On March 28, 2006, the Company issued two convertible promissory notes for a total amount of $100,000; $50,000 of which was issued to a director of a corporate shareholder of the Company. These notes bear interest at the US bank prime rate and are convertible at the demand of the investor between the time the shares become publicly traded and March 28, 2008. The notes are convertible into units at $0.25 per unit, each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of the Company's common stock at $0.50 for one year following conversion. The Company has the option to repay the notes at any time prior to conversion without penalty upon five days written notice. If the notes are not converted by March 28, 2008, all outstanding principle and interest will become payable. At June 30, 2006, $2,599 of related interest had been accrued.

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
June 30, 2006
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

c)

During the prior year, the Company issued 1,416,867 of common stock to the Managing Director for consulting and employment services (Note 9b. The shares were recorded at $4,652 being the fair value at the time of issuance.

	d)	By agreement dated May 9, 2005, the Company issued 6,216,867 common shares in full settlement of $111,867 of debt owed to the majority shareholder (Note 7.

	e)	On November 30, 2005, the Company issued 320,000 common shares at $0.25 per share in full settlement of the $80,000 promissory notes payable and related interest of $1,507 (Note 5).

f)

On November 30, 2005, the Company issued 10,000,000 common shares to acquire the Messaging Technology from a related party. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.25 per share (Note 4).

There were no warrants or stock options granted during the current period and none were outstanding as at June 30, 2006 and September 30, 2005.

9.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $34,411 (September 30, 2005 - $25,465) are non-interest bearing and due on demand. Included in due to related parties are $16,482 (September 30, 2005 - $15,997) owing to a shareholder and $7,031 (September 30, 2005 - $6,824) and $10,898 (September 30, 2005 - $2,644) owing to two companies with directors in common with a corporate shareholder of the Company.

b)

By employment agreement dated July 26, 2004, the Company agreed to pay the Managing Director $64,166 (GBP35,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,867 shares. During the period, $31,081 (June 30, 2005 - $59,056) was paid to the Managing Director, of which $31,081 (June 30, 2005 - $54,470) was in cash and $Nil (June 30, 2005 - $4,586) was from the issuance of Nil (June 30, 2005 – 1,416,867) shares.

c)	During the current year, the Company paid or accrued the following fees:

i)

$Nil (June 30, 2005 - $6,739) for accounting; $Nil (June 30, 2005 - $1,685) for legal; $Nil (June 30, 2005 - $16,846) for marketing and promotion; $Nil (June 30, 2005 - $8,423) for rent; and $Nil (June 30, 2005 - $3,931) for office and information technology; and

	ii)	$7,992 (June 30, 2005 - $Nil) for rent to a company with directors in common with a corporate shareholder of the Company.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

10.	Segmented Information

Details on a geographic basis as at June 30, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$10,359	$12,636	$22,995
Loss for the period	$(54,160)	$(2,631,352)	$(2,685,512)

Details on a geographic basis as at September 30, 2005 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$8,145	$118,256	$126,401
Loss for the period	$(173,772)	$(8,275)	$(182,047)

11.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $265,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $185,000, which may be carried forward until 2026 and used to reduce taxable income of future years. Details of future income tax assets:

	June 30,	September 30,
Future income tax assets:	2006	2005
Net operating losses	$450,000	$264,000
Effective US and UK corporate tax rates	32%	31%
Non-capital tax loss	142,000	81,000
Valuation allowance	(142,000)	(81,000)
	$-	$-

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

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

12.	Non-cash transactions

The following is a schedule of non-cash investing and financing transactions:

	For the Nine	For the Nine	From Incorporation
	Months Ended	Months Ended	(August 21, 2003) to
	June 30,	June 30,	June 30,
	2006	2005	2006
Schedule of Non-Cash Investing and Financing
Transactions
Shares issued for acquisition of MobileMail Limited	$-	$-	$47,388
Shares issued for consulting services	$-	$4,652	$4,652
Shares issued to related party for debt	$-	$111,867	$111,867
Shares issued for debt	$81,507	$-	$81,507
Shares issued for intellectual property	$2,500,000	$-	$2,500,000
Acquisition of Assets and Liabilities of
Maxtor Holdings Inc.:
Due to MobileMail Limited	$-	$-	$19,105
Accrued liabilities	$-	$-	$10,027
Due to related party	$-	$-	$55
Promissory notes payable	$-	$-	$80,000

Item 2. Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended June 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended June 30, 2006.

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

We were incorporated on April 1, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiary, Mobilemail Inc. (“Mobilemail UK”), incorporated and headquartered in the United Kingdom. Our principal office is located at Suite 5.15, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44 (0)20 7031 1193 and our fax number is +44 (0)20 7031 1199.

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

As at September 30, 2005, we had cash reserves of $124,986 and a working capital deficit of $41,764. Effective November 30, 2005, we converted $80,000 of loans that were outstanding as of September 30, 2005 into common stock, thereby increasing our working capital by $80,000. As at June 30, 2006, our cash reserves had decreased to $18,756 and our working capital deficit had increased to $149,416. Our planned expenditures over the next twelve months in the amount of $190,000 will exceed our cash reserves and working capital. We presently have sufficient cash to fund our operations for the next two months. However, we anticipate that we will require additional financing in the approximate amount of $240,000 order to enable us to sustain our operations for the next twelve months.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate revenues that exceed our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations over the next two months without additional financing. We believe that we will require additional financing in order to commercialize our MobileMail messaging solutions in order to earn revenues that exceed our operating expenses. We believe that debt financing from third parties will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We are presently in negotiation with a small number of investors for the advance of loans that would be convertible into shares of our common stock and possibly also warrants to purchase additional shares of our common stock. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. In the absence of such financing, we may not be able to continue our plan of operations beyond the next two months and our business plan will fail. If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations and our business activities.

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

Results Of Operations – Nine months Ended June 30, 2006 and 2005

References to the discussion below to fiscal 2006 are to our current fiscal year which will end on September 30, 2006. References to fiscal 2005 and fiscal 2004 are to our fiscal years ended September 30, 2005 and 2004, respectively.

					Cumulative
	Nine Months	Three Months	Nine Months	Three Months	From Inception
	Ended	Ended	Ended	Ended	(August 21,
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2005	2003) to June
					30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited))
Revenue	$8,525	3,272	NIL	NIL	$8,525
General and Administrative
Expenses
Intellectual Property	$2,500,000	NIL	NIL	NIL	$2,500,000
Salaries and Wages	$32,529	($2,033)	$64,173	($23,506)	$121,093
Accounting and Auditing	$86,875	$2,839	$10,940	$5,491	$151,255
Travel and Promotion	$379	$250	$23,432	$9,403	$25,649
Rent	$7,992	$2,739	$8,423	$2,786	$19,992
Management and	$2,595	$348	NIL	NIL	$2,595
Consulting
Development	NIL	NIL	$9,867	$244	$10,307
Office and Information	$2,745	$1,370	$9,375	$6,947	$12,907
Technology
Legal	$43,501	$17,374	$1,685	$558	$50,227
Depreciation	$506	$174	$533	$176	$1,254

					Cumulative
	Nine Months	Three Months	Nine Months	Three Months	From Inception
	Ended	Ended	Ended	Ended	(August 21,
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2005	2003) to June
					30, 2006

Other Expenses

Foreign Exchange Loss	($2,503)	($1,248)	NIL	NIL	($2,503)

Interest Expense	($4,667)	($3,139)	($30)	($7)	($5,319)

Loss for the Period	($2,685,512)	($24,954)	($128,458)	($49,118)	($2,904,321)

Revenue

We generated our initial revenues from sales of our MobileMail messaging solutions in the first nine months of our 2006 fiscal year. These initial revenues were comprised of monthly license fees that we earned through our re-seller agreement with MIRA Networks, our South African distribution partner.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Gary Flint, our sole executive officer and employee.

Our salaries and wages decreased to $32,529 for the first nine months of 2006 compared to $64,173 for the first nine months of fiscal 2005. Our salaries and wages decreased to $2,033 for the three months ended June 30, 2006 compared to $23,506 for the three months ended June 30, 2005. The reduction in salaries and wages resulted primarily from the fact that no shares were issued during the first nine months of 2006 to Mr. Flint under his compensation agreement, whereas compensation shares had been issued in each of our previous six fiscal quarters. The decrease was also attributable to a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Travel and Promotion

Our travel and promotion expenses decreased substantially during the first nine months of fiscal 2006 from the first nine months of 2005 due to our determination not to conduct sales and marketing and publicity activities during fiscal 2006, other than those activities carried on by Gary Flint as our sole executive officer.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses increased during the three and nine month periods ended June 30, 2006 compared to the comparable periods of fiscal 2005 as a result of our completing our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses increased during the three and nine month periods ended June 30, 2006 compared to the comparable periods of fiscal 2005 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC .

Office and Information Technology

Office and information technology expenses include expenses associated with the development and testing of the MobileMail software.

Office and information technology expenses declined significantly during the three and nine month periods ended June 30, 2006 compared to the comparable periods for fiscal 2005 due to the termination of the agreement for technical support services with Outlander Management.

Rent

Our rent expense is attributable to amounts paid to Outlander Management and Azuracle on account of our rent of share office premises in London, England. Our contract with Outlander Management was replaced with our agreement with Azuracle in July 2005.

Our rent expenses decreased to $7,992 for the first nine months of fiscal 2006 compared to $8,423 for the first nine months of fiscal 2005. Our rent expenses decreased to $2,739 for the three months ended June 30, 2006 compared to $2,786 for the three months ended June 30, 2005. The minor decrease resulted from a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Development Costs

Our development costs decreased to $Nil for the first nine months of fiscal 2006 compared to $9,867 for the first nine months of fiscal 2005 which reflected the fact that we have signed a partnership agreement with Zeno DA that covers a set amount of additional development work to the MobileMail products as well as a distribution and revenue sharing agreement.

Intellectual Property

We expensed the intellectual property acquired in the first nine months of fiscal 2006 due to our determination that the cost of the intellectual property purchased during the current fiscal year does not meet the criteria for capitalization as set out in SFAS No. 86.

Loss

Our loss for the first nine months of fiscal 2006 increased significantly from the first nine months of fiscal 2005 as a result of our increased business activity, our expenses attributable to filing a registration statement with the Securities and Exchange Commission and our write down of intellectual property.

Liquidity and Financial Resources

We had cash of $18,756 and a working capital deficiency of $149,416 as at June 30, 2006, compared to cash of $124,986 and a working capital deficit of $41,764 as at September 30, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $190,000, as outlined above under the heading “Plan of Operations”. While this amount will be offset by any gross profits that we earn from sales of our MobileMail messaging solutions, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently have sufficient cash to fund our operations for the next two months. However, we anticipate that we will require additional financing in the approximate amount of $240,000 order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $211,023 in operating activities during the first nine months of fiscal 2006 compared to cash used of $120,575 in operating activities during the first nine months of 2005.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first nine months of fiscal 2006 compared to cash used of $417 in investing activities during the first nine months of 2005.

Cash used in investing activities during the first nine months of fiscal 2005 was attributable to purchases of equipment.

Cash from Financing Activities

We generated cash of $108,946 from financing activities during the first nine months of fiscal 2006 compared to cash of $95,816 generated from activities during the first nine months of 2005.

Cash generated from financing activities during the first nine months of fiscal 2006 was primarily attributable to the sale of convertible promissory notes to two investors in the aggregate principal amount of $100,000 in March 2006. Each convertible note is for a two year term from the date of advance and bears interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on each convertible loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gary Flint. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2006.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended June 30, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the nine months ended June 30, 2006.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
7.1(3)	Letter of Staley Okada & Partners, Chartered Accountants dated April 11, 2006
10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.2(1)	Employment Agreement between MobileMail UK and Gary Flint dated July 26, 2004
10.3(1)	Loan Agreement dated October 8, 2003 between MobileMail UK and MobileMail Inc.
10.4(1)	Debt Settlement Agreement dated May 9, 2005 between MobileMail UK and MobileMail Inc.
10.5(2)	Share Exchange Agreement dated May 23, 2005, as amended, among Maxtor Holdings Inc., MobileMail Limited and the stockholders of MobileMail Limited
10.6(1)	Asset Purchase Agreement dated November 1, 2005 between MobileMail (US) Inc. and MobileMail Inc. Inc.
10.7(1)	Termination and Release Agreement dated November 30, 2005 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.8(2)	Debenture Agreement dated October 8, 2003 between Mobilemail Limited and Mobilemail Inc. evidencing the indebtedness of Mobilemail Limited under the Loan Agreement
10.9(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management
10.10(2)	Sales Referral Agreement dated May 19, 2005 for a term of 18 months between Mobilemail Limited and Equal Mobile Limited
10.11(2)	Sales Referral Agreement dated May 19, 2005 and for a period of 18 months between Mobilemail Limited and Creon Digital UK

Exhibit Number	Description of Exhibit

10.12(2)

Reseller Agreement dated June 14, 2005 for an initial period of 12 months between Mobilemail Limited and Zeno DA for the creation and maintenance of the CorporateSMS interface and resale of MailSMS and EasySMS licenses

10.13(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.
10.14(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.
10.15(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks
10.16(2)	Closing Agreement dated August 31, 2005 amongst the Company and MobileMail UK and the shareholders of MobileMail UK
10.17(2)	Subscription agreement between the Company and Debra Rosales dated April 8, 2005 relating to the Company's private offering of 500,000 shares
10.18(2)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of securities
10.19(2)	Form of subscription agreement relating to the Company's August 31, 2005 private offering of securities
10.20(4)	Form of Regulation S Securities Purchase Agreement for Convertible Notes
31.1(5)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1(5)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on December 16, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to registration statement on Form SB-2 filed with the Commission on January 26, 2006.
(3)	Filed as an exhibit to our Form 8-K filed with the Commission on April 12, 2006
(4)	Filed as an exhibit to registration statement on Form SB-2 filed with the Commission on April 28, 2006.
(5)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEMAIL (US) INC.

By:	/s/ Gary Flint
Gary Flint
Chief Executive Officer and Chief Financial Officer
Date: August 11, 2006