Form 10KSB
period 2006-09-30
MOBILEMAIL (US) INC.
filed 2007-01-12
CIK 1343460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 000-51855

MOBILEMAIL (US) INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 5.18, 130 Shaftesbury Avenue, London,
England	WID 5EU
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +44 (0) 20 7031 1193

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year. $10,914

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $15,563,487 as at January 5, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,898,600 shares of common stock as of December 27, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

MOBILEMAIL (US) INC.

Annual report On Form 10-KSB
For The Year Ended
September 30, 2006

INDEX

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our MobileMail messaging solutions, our ability to successfully market our MobileMail messaging solutions, our ability to continue development and upgrades to the MobileMail software and technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on April 28, 2006, as amended, this annual report on Form 10-KSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I

Item 1.	Description of Business

Overview

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

We are presently undertaking our initial sales and marketing activities with the objective of commercializing our MobileMail messaging solutions. While we have achieved our initial sales, we have earned minimal revenues to date and, as such, we are presently a development stage company. Further, we cannot provide any assurance to investors that any of the above business models will be viable. We have limited funds with which to pursue our plan of operations to commercialize our MobileMail messaging solutions. We anticipate that we will require additional funding in order to achieve significant sales of our MobileMail messaging solutions. We have no arrangements for any additional financing and there is no assurance that any additional financing will be obtained.

We were incorporated on April 1, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiary, Mobilemail Limited (“Mobilemail UK”), incorporated and headquartered in the United Kingdom.

Our principal office is located at Suite 5.18, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44 (0)20 7031 1193 and our fax number is +44 (0)20 7031 1199.

Our Corporate Organization

We were incorporated on April 1, 2005 as Maxtor Holdings Inc. under the laws of the state of Nevada. On the date of our incorporation, we appointed Debra Rosales as our President, Secretary, Treasurer and director. Debra Rosales is one of our promoters. Debra Rosales participated in a private placement of our securities on April 8, 2005, purchasing 500,000 shares at a price of $0.001 per share for total proceeds of $500.

We entered into a letter of intent to acquire all of the issued and outstanding shares of MobileMail UK on April 18, 2005. The letter of intent contemplated our acquisition of MobileMail UK subject to our raising a minimum of $200,000, which was subsequently reduced by amendment to $125,000. In furtherance of this requirement and in order to enable us to negotiate a definitive share purchase agreement, we completed a private placement of 4,500,000 shares of our common stock at a price of $0.01 per share for proceeds of $45,000 on May 31, 2005.

We entered into a definitive share exchange agreement with MobileMail UK and the shareholders of MobileMail UK, including Mr. Gary Flint, our sole director and executive officer on May 23, 2005, as amended June 30, 2005. The share exchange agreement originally contemplated a closing date of June 30, 2005. The closing date was extended to August 31, 2005 in order to provide MobileMail UK with more time with which to obtain necessary corporate approvals and to provide us with more time to raise the required financing.

During the period from our incorporation to the date of our acquisition of MobileMail UK, we were engaged in completing our corporate organization and our initial financings. We acquired all of the issued and outstanding shares of MobileMail UK pursuant to the share exchange agreement on August 31, 2005 in consideration of the issue of an aggregate of 12,000,000 shares of our common stock to the shareholders of MobileMail UK. Upon the completion of the share exchange transaction, Mr. Flint was issued 1,416,867 shares of our common stock in exchange for his shares in MobileMail UK. MobileMail Inc., our major shareholder, was issued 10,004,820 shares of our common stock. Outlander Management Ltd. (“Outlander Management”), a private corporation that provided administration services to MobileMail UK, was issued 578,313 shares of our common stock. Concurrent with closing, MobileMail UK’s managing director, Gary Flint, was appointed as our sole executive officer to replace Ms. Rosales as our sole officer and director. MobileMail Inc. subsequently transferred 4,495,000 shares to four of the selling shareholders named herein in private transactions.

We completed a private placement of 953,600 shares of our common stock at a price of $0.05 per share on August 31, 2005 for total proceeds of $47,680.

We acquired the MobileMail software on November 30, 2005 pursuant to an asset purchase agreement dated November 1, 2005 with MobileMail Inc. in consideration for the issuance to MobileMail Inc. of 10,000,000 shares of our common stock. These shares were concurrently transferred to the MobileMail Technology Partnership LLP effective November 30, 2005.

We entered into convertible loan subscription agreements with two investors on March 28, 2006 pursuant to which the investors have advanced a total of $100,000 to us as convertible loans. Each investor advanced $50,000. The convertible loans were evidenced by convertible notes that we issued to the investors. Each convertible loan was repayable on the two year anniversary of the date of advance and bore interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor had the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on their respective loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock. Each of these convertible loans was converted into units in October 2006. We issued an aggregate of 400,000 shares of our common stock and warrants to purchase an additional 400,000 shares of our common stock for a term of one year. Of the warrants issued, warrants to purchase 200,000 shares are exercisable at a price of $0.25 per share and warrants to purchase 200,000 shares are exercisable at a price of $0.50 per share. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares issued to the investors upon conversion of the convertible notes and the warrant shares issuable upon exercise of the warrants. We have not filed this registration statement to date.

Ms. Rosales, Mr. Flint, MobileMail Inc. and Outlander Management may be considered promoters of our company, having taken the initiative in organizing our current business.

Corporate Organization of MobileMail UK

Incorporation

MobileMail UK was incorporated under the laws of the United Kingdom on August 21, 2003. The founding shareholders of MobileMail UK were MobileMail Inc. and Outlander Management. Mobilemail Inc. is a private corporation that is now one of our principal shareholders. Outlander Management is a private corporation that is now one of our shareholders.

Ownership of the MobileMail Software

The rights to exploit the MobileMail software were originally acquired by MobileMail Inc. from Viva Technology, a Norwegian based telecommunication aggregator and developer that was the original developer of the MobileMail software. Viva Technology is a third party that is at arms length to both ourselves and MobileMail Inc. MobileMail Inc. granted licenses to exploit the MobileMail software to four entities, with each entity acquiring rights to a different territory, on September 12, 2003. These four licensees subsequently entered into an agency exploitation agreement with MobileMail UK, as described below, on March 30, 2004. These license agreements were terminated on November 30, 2005 upon our acquisition of the MobileMail software from MobileMail Inc., as described below.

MobileMail Inc. subsequently sold its rights in the MobileMail software to The MobileMail Technology Partnership LLP on October 13, 2003. MobileMail Inc. reacquired the rights to the MobileMail software from The MobileMail Technology Partnership LLP on November 30, 2005 and sold these rights to us in a concurrent transaction, as described below.

License and Agency Exploitation Agreements

MobileMail UK entered into an agency exploitation agreement on March 30, 2004 with the four entities that had acquired license rights to the MobileMail software from MobileMail Inc. These four entities were HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC. Under the agency exploitation agreement, MobileMail UK was appointed as the agent of the four licencees for the purpose of undertaking the commercial exploitation of the license rights. MobileMail UK was obligated to carry out the commercial exploitation of the MobileMail software and to use its best efforts to achieve an exploitation result in accordance with an agreed upon exploitation forecast. MobileMail UK agreed to pay the licensees an amount equal to 25% of the gross income derived from the exploitation of these license rights. MobileMail UK was also required to generate from the exploitation of this technology at least £640,000 ($1,170,112 based on the foreign exchange rate on March 30, 2004 of $1.8283: £1.0000) of gross income per calendar quarter over the three-year term of the agreement. MobileMail UK did not realize any gross income from the exploitation of the MobileMail software or earn any payments during the term of the agency exploitation agreement. The agency exploitation agreement was terminated on November 30, 2005 concurrently with our acquisition of the MobileMail software from MobileMail Inc., as described below.

Acquisition of the MobileMail software

We entered into an asset purchase agreement dated November 1, 2005 with MobileMail Inc. whereby we agreed to acquire the MobileMail software from MobileMail Inc. in consideration for the issuance to MobileMail Inc. of 10,000,000 shares of our common stock. The completion of this acquisition was contingent upon the concurrent re-acquisition by MobileMail Inc. of the rights to the MobileMail software from The MobileMail Technology Partnership LLP. The reacquisition by MobileMail Inc. of the MobileMail software was effected pursuant to a share purchase agreement between MobileMail Inc. and The MobileMail Technology Partnership LLP whereby MobileMail Inc. acquired from The MobileMail Technology Partnership LLP all of the issued share capital of a limited company that was created by The MobileMail Technology Partnership LLP for the purpose of allowing The MobileMail Technology Partnership LLP to divest itself of the MobileMail software. As consideration for the share purchase, MobileMail Inc. agreed to deliver 10,000,000 shares of our common stock. The asset purchase agreement and the share purchase agreement completed concurrently on November 30, 2005. On closing, we issued 10,000,000 shares of our common stock to MobileMail Inc. in consideration of the transfer to us of ownership of the MobileMail software and MobileMail transferred these 10,000,000 shares of our common stock to The MobileMail Technology Partnership LLP. In addition, we entered into a termination and release agreement dated November 30, 2005 with HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC whereby the agency exploitation agreements were terminated. The MobileMail Technology Partnership LLP delivered a Regulation S Investment Agreement in our favour in order to establish that the transfer of the shares by MobileMail Inc. to The MobileMail Technology Partnership LLP was effected in accordance with the provisions of Rule 903 of Regulation S of the Securities Act of 1933.

Initial Financing of MobileMail UK

MobileMail UK’s initial corporate activities were funded by MobileMail Inc. MobileMail UK entered into a loan agreement dated October 8, 2003 with MobileMail Inc. whereby MobileMail Inc. agreed to extend a secured loan facility to MobileMail UK in the maximum amount of £150,000 ($249,465, based on the foreign exchange rate on October 8, 2003 of $1.6631:£1.0000) . As at May 9, 2005, MobileMail UK’s outstanding debt to MobileMail Inc. under the secured loan facility was $111,867. MobileMail UK and MobileMail Inc. entered into a debt settlement agreement on May 9, 2005 whereby the outstanding debt was settled by the issuance to MobileMail Inc. of 1,075,000 Ordinary A shares in the capital of MobileMail UK. MobileMail Inc. subsequently exchanged these shares for shares of our common stock upon completion of the share exchange agreement on August 31, 2005.

Outlander Management Contract

Outlander Management entered into a service agreement with MobileMail UK on September 6, 2004 whereby Outlander Management provided administrative, legal administration and financial services, and marketing and sales support and advice to MobileMail UK. The purpose of the services agreement was to enable MobileMail UK to obtain administrative and related services that would enable MobileMail UK to pursue its business without incurring all of these costs directly. The administrative services included the use of shared office space. Legal administration services included maintaining MobileMail UK’s registered office, providing the services of a company secretary and making statutory filings. Financial services included bookkeeping and maintaining management accounts and statutory accounts. MobileMail UK paid to Outlander Management an amount equal to £2,350 per month ($4,606 per month based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) in consideration for the provision of these services.

The Outlander management contract was terminated on June 30, 2005, at which time we entered into a new management contract with Azuracle, as described below.

Azuracle Management Contract

We entered into a management contract with Azuracle on July 1, 2005 concurrent with the termination of the Outlander Management service agreement described above. Under the Azuracle management contract, Azuracle provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services in consideration of a monthly management fee of £500 per month ($980 per month based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) . Additional legal administration, financial, marketing and sales, meeting room, stationary and information technology support services are to be provided by Azuracle upon our request, at agreed upon rates.

Prospective Acquisition of Oy Tracebit AB

We entered into a letter of intent with Oy Tracebit AB (”Tracebit”) and Tracebit Holding Oy (the “Principal Shareholder”) dated October 30, 2006. Tracebit is a Finland based content provider and publisher in mobile entertainment focusing particularly on J2ME and BREW games. We executed an extension to the letter of intent with Tracebit on December 27, 2006 in order to advance the termination date of this letter of intent to January 31, 2007 from the original termination date of November 30, 2006.

The letter of intent contemplates the acquisition by us of all of the issued and outstanding shares of Tracebit from the Principal Shareholder and the other shareholders of Tracebit in consideration for the issuance of 8,168,400 shares of our common stock, representing approximately 20% of our issued and outstanding shares of common stock on a post-acquisition basis and assuming completion of the required private placement. The closing of the proposed acquisition would be subject to the completion by us of our previously announced private placement financing of 4,000,000 shares of our common stock at a price of US$0.25 per share for total proceeds of US$1,000,000, which private placement is required to close on or before March 31, 2007. In turn, closing of the acquisition agreement would follow within five business days of the satisfaction of all conditions precedent to closing and, in any event, no later than January 31, 2007.

If the acquisition is completed, representatives of Tracebit will be appointed to our board of directors and management team such that the officers and directors of the Company will be as follows:

Name of Director	Office
Gary Flint	Director
Peter Ahman	President, Chief Executive Officer, Chief Financial Officer and Director
Simon Adahl	Chief Marketing Officer
Miro Wikgren	Chief Technical Officer and Director

Each party has agreed to negotiate a definitive share exchange agreement which will set forth the terms and conditions of the share exchange. The letter of intent will be terminated and be of no further force or effect unless a definitive agreement is executed on or before January 31, 2007. Until such time as a definitive agreement is signed, none of the parties to the letter of intent will be legally bound to complete the acquisition transaction. There is no assurance that we will be able to conclude and enter into a definitive share exchange agreement for the acquisition of Tracebit. Further, even if we do enter into a definitive agreement, there is no assurance that we will complete the required financing or that the other conditions to closing of the acquisition will be satisfied.

To date, no definitive agreement has been executed and there is no assurance that any definitive agreement will be executed or that any transaction with Tracebit will be concluded. The foregoing summary does not purport to be a complete statement of the parties’ rights and obligations under the letter of intent and the transactions contemplated thereby and is qualified in its entirety by reference to the letter of intent, a copy of which is attached to as Exhibit 99.1 to our current report on Form 8-K filed with the Commission on November 6, 2006.

Industry Background

The European Telecommunications Standards Institute (ETSI) defined SMS in the first phase of the GSM (Global Service for Mobile Communication) standard in 1989. It is widely believed that the first SMS was sent in December of 1992 from a personal computer to a mobile phone on the Vodafone GSM network in the United Kingdom. In 1994, SMS became a commercially available product to mobile subscribers.

In Europe, SMS quickly was adopted as an effective means of communicating between two parties, and as a less expensive alternative to voice calls. The youth market was the fastest adopter of SMS. Mass-market acceptance grew quickly as the user base expanded beyond the youth segment. European wireless network operators and service providers recognized SMS as a lucrative business opportunity, as the service could be offered without significant capital investment in the carrier’s network, and at minimal variable operating costs. SMS also offered opportunities to strengthen customer loyalty and generate significant additional revenue streams through the development of premium-based SMS services.

The European success with SMS-services spread to the rest of the wireless world in the nineties, and was soon adopted in most markets. The last large region to adopt the concept of messaging has been North America, but the growth is numbers of messages in the US and Canada has been similar to the European experience. Consumers worldwide have accepted SMS as an alternative to direct voice communication, and the greatest usage of traffic is generated by consumer applications.

The use of SMS messages as a communication medium has grown substantially since its introduction in the early 1990’s. SMS can reach more people, in more territories around the world than any other technology, including email and instant messaging. The tremendous growth of SMS around the world is the result of high growth in mobile penetration in most markets, general adoption of the concept among a broad range of user groups and the launch of value-added services.

As a result in the growth of SMS messaging, there has been an increased demand by both businesses and individuals for SMS solutions that facilitate the integration of SMS messaging with other business solutions. In addition, the growth has resulted in an increased focus on value added services within the mobile market. The range of SMS value adding services offered by the market has increased in response to the growing revenue opportunities. Premium SMS services that incorporate an automated payment system via mobile phones have emerged as a valuable additional revenue stream across the mobile phone industry. Examples of premium SMS services include personalized ring tones, games, brain teasers and simple information requests e.g. weather reports or the latest football scores that can be charged directly to the mobile users phone bill through a simple premium SMS message.

Our MobileMail Solution

Our MobileMail software solution enables us to offer to our potential customers a computer based solution for sending and receiving SMS messages from personal computers to wireless devices using the Internet. This solution is achieved by employing our MobileMail software on a user’s personal computer, which provides the computer interface with the user, and on a network server, which provides the SMS messaging functionality and administration services. Our MobileMail solution enables users to send and receive SMS messages from their personal computers to mobile devices without the requirement for involvement by the user or customer in the distribution of the wireless services. We offer two distinct user interfaces that provide users with this functionality, namely our MailSMS and EasySMS software. Our MailSMS software integrates with Microsoft Outlook® as an embedded program and enables users to send SMS messages using the Microsoft Outlook® program installed on their personal computer. Our EasySMS software is a software that acts as an interface to a network server on which all of a user’s messages and information is stored. Potential users and customers will be able to download the required MobileMail software client directly to their personal computer and install the software themselves. Once the user or customer has done this, he or she can send SMS to mobile devices (cell phones or personal digital assistants) from their personal computer.

The backbone of our MobileMail software solution is our CorporateSMS software. This software is installed on an externally hosted back-end network server and acts as the interface between our MailSMS and EasySMS software that is loaded on a user’s personal computer and the Internet through which SMS messages are transmitted to mobile devices. Our CorporateSMS software is a flexible, scalable, carrier class server platform that employs a combination of enterprise-level server software and proprietary-built components. The solution is designed to deliver messages to all wireless devices, from SMS-enabled phones to MMS enabled wireless devices. MMS refers to multi-media messaging service, which is similar to SMS, but in addition to plain text, MMS messages may include multimedia elements such as pictures, video and audio. The software messaging architecture has been designed to provide scalability and flexibility in addition to desirable features and functionality. The CorporateSMS software also provides administrative services for the management of user and customer accounts and in order to enable the recording and billing of SMS messages, with both prepaid and normal invoices supported.

The functionality of each of the MailSMS, EasySMS and CorporateSMS software applications are summarized below.

MailSMS

Our MailSMS software is designed to integrate with the Microsoft Outlook® application in order to provide users with the ability to send and receive SMS messages from the user’s personal computer, while retaining the functionality of the Microsoft Outlook® application. The MailSMS software naturally integrates with the Microsoft Outlook® application as an embedded plug-in. As a client for Outlook, MailSMS enables a Microsoft Outlook® user to send SMS messages to virtually every cellular phone in the world. As a plug-in for Microsoft Outlook®, MailSMS uses many of the built-in features of the e-mail program, enabling easy sending of SMS to persons registered in the contact list, as well as allowing scheduled sending of SMS. The interaction with other Microsoft Outlook® elements is done by templates and enables a user to employ data contained in Microsoft Outlook® in SMS messages.

The MailSMS software may be downloaded onto a user’s personal computer via the Internet from the CorporateSMS server. Once downloaded, the MailSMS software is installed on a user’s personal computer a plug-in for Microsoft Outlook®. The software provides the user with SMS messaging capability with the full organisational benefits of the Microsoft Outlook application, allowing users to schedule messages using the calendar function, as well as calling on information contained in contacts, notes, journal and tasks through built in templates. The application allows users to choose whether SMS replies are routed to their inbox or to a pre-specified mobile number. MAILSMS is compatible with Microsoft Windows 98 / ME / NT4 / 2000 / XP, and requires Microsoft Outlook 2000 / 2002 / 2003.

EasySMS

EasySMS is a standalone computer software application designed to allow the sending of SMS messages using any Internet connection. EasySMS is downloaded onto a user’s personal computer or server operating on Windows NT / 98 / ME / 00 / XP. EasySMS functions as an interface that communicates between the user and externally hosted back-end server on which the CorporateSMS application is installed. All of the user’s messaging information and data is store on the back-end server on which the CorporateSMS application is installed, rather than being stored on the user’s personal computer or server. Accordingly, no sensitive information is stored in the program on the user’s personal computer or server and all user details can be transferred to different installations of EasySMS. EasySMS has a built in phone list that calls upon information stored in the CorporateSMS server providing users an effective administrative tool for their SMS messaging. As all information is hosted on the CorporateSMS server, a user may access their EasySMS account and messaging information irrespective of their location as long as the user is registered for sending SMS messages via the Corporate SMS server.

Both MailSMS and EasySMS applications have a personalised signature tool that allows users to apply a personal touch to each and every message. In addition, each MailSMS and EasySMS application is capable of compiling SMS statistics detailing sent messages, pending messages and credits remaining.

CorporateSMS

The CorporateSMS software is installed on a back-end server that is accessible via the Internet and is, as such, a web based application. The Corporate SMS software includes a database that contains the client specific information and message logs and is programmed to handle the incoming message requests and communicate with the database. The CorporateSMS server communicates directly with the SMSC gateway via a HTTP gateway interface that fetches queued messages from the database and sends it to the relevant Network Operator for delivery to the mobile phone.

We currently use Clickatell (Pty) Ltd. (“Clickatell”), a South African SMSC gateway provider with SMS network links to over 569 telecommunication networks in 183 countries, as our provider of SMSC gateway services. Clickatell offers a registration based service whereby clients follow an on-line registration process requiring a full company declaration and agreement to their service terms & conditions. We have connected to Clickatell’s SMSC gateway though their HTTP Application Programme Interface (API). There is no formal signed business agreement required to link to their gateway services. While we have registered with Clickatell, we have not entered into any agreement with Clickatell for the provision of SMSC gateway services. We purchase SMS credits in advance from Clickatell and mobile originating numbers required for two way messaging are purchased in advance for a three month period.

The web based administration interface has a tiered architecture that allows “Corporate” account users to create, delete and define the parameters of any associated “User” accounts. The number of message credits can be controlled, and pricing structures altered, to suit any revenue model. The statistics section provides the ability to inspect the message log for all SMS messages sent, giving senders details, recipient phone numbers, date and time of message, number of credits used, number of credits outstanding and the recipients IP address. “Super Administrative” accounts sit at the top of the hierarchy. These provide a central function that allows for invoice generation and allows control over all “Corporate” accounts.

A graphical presentation of the operation of our MobileMail software solution using our MailSMS user interface software and our CorporateSMS server hosted software is presented below:

"Dear Sales Team, don't forget the big meeting on Thursday, 3pm, London Offices. Please reply to confirm your attendance"
1.
Two way messaging
MAILSMS Plug-in to MS Outlook
"See you on Thursday at 3pm. Great news..... I have all the signed business contracts "
Mobile Sales Force / Customer
5.
Internet
6.
4.
Network Operators
2.
MobileMail Server
3.
SMS Gateway

Using either MailSMS or EasySMS software installed on their personal computer, registered users send their SMS messages from the front end email interface (1) Messages are sent using HTTP and XML protocol via any internet connection (2) to the CorporateSMS server. The server stores all user administrative data and communicates all messages directly with the SMSC (Short Message Service Centre) gateways (3) The SMSC gateway routes the outbound SMS to the recipient via the relevant network operators, using standard GSM mobile technology (4).

If the recipient chooses to reply to the SMS message it will travel back through the system directly to a pre-specified email address or mobile phone number (5).

Detailed messaging statistics and account administration is performed by dedicated administrators, using the web-based CorporateSMS interface, giving users greater control over their messaging options (6).

Development of the MobileMail Software

The MobileMail software was originally developed in 2002 by Viva Technology, a Norwegian based telecommunication aggregator & developer. Viva Technology commenced the initial commercialization of the MobileMail software through direct users in Scandinavia and establishing re-seller agreements in the Netherlands, the Middle East & North America. The MobileMail software was subsequently acquired by MobileMail Inc.

On March 30, 2004, MobileMail UK entered into an agency exploitation agreement whereby it undertook to commercially exploit the MobileMail software on behalf of four entities that had been granted license rights to the software by MobileMail Inc. Gary Flint was hired as managing director of MobileMail UK effective August 2004 with a view to establishing a commercially viable sales and marketing plan for the exploitation of the technology. At the time of entering into the agency exploitation agreement, the Mobilemail application required some major technical developments to bring the SMS enabling software in-line with the increasingly competitive SMS market place. Through consultation with Viva Technologies, Mobilemail UK engaged Zeno DA to complete upgrades to the MobileMail software in line with Mobilemail’s commercial development plans. Zeno DA is a Norwegian software marketing & development company formed by one of the original MobileMail developers employed by Viva Technologies.

The software upgrades completed by Zeno DA included changes made to the two end user interfaces, MailSMS and EasySMS, and to the Corporate SMS administration interface, plus architectural changes to the CorporateSMS server. This software development work included the following:

1)	MailSMS:

	a.	Improvements to the user interface

	b.	Fixing of program bugs

	c.	Re-branding with Mobilemail corporate design

	d.	Update to incorporate new server configuration

2)	EasySMS:

	a.	Improvements to the user interface

	b.	Fixing of program bugs

	c.	Re-branding with Mobilemail corporate design

	d.	Update to incorporate new server configuration

	e.	Activate group SMS functionality

	f.	Preparation of user manual

3)	CorporateSMS administration interface:

	a.	Improvements to the user interface

	b.	Fixing of program bugs

	c.	Installation of automated invoicing function

4)	CorporateSMS Server:

	a.	Constructing database interface to expand external communication functionality

	b.	Introduction of two way messaging functionality in order to enable SMS replies to be routed to a user’s e-mail inbox

	c.	Installation of new administration functionality in order to increase management control options

	d.	Expansion of functionality to allow for multiple SMSC gateway connections

	e.	Expansion of functionality to increase messaging parameters of SMSC gateways

	f.	Expansion to administration and account management reporting functionality

5)	General:

	a.	Produced installation guide for entire application

	b.	Provided fully commented source code and documentation related to database

	c.	Full systems test

Current Status of Development

All the above mentioned developments have been successfully completed by Zeno DA. As a result of these developments, the current versions of MailSMS and EasySMS allows two way communication between a user’s personal computer and any mobile wireless device. The MailSMS and EasySMS interfaces have been upgraded and re-branded to incorporate the desired usability and image for the technology. The increased functionality and intelligence of the administration interface provides the tools to easily administer client accounts and monitor SMS volumes.

We believe that changes in technology and increased competition require that we constantly review and improve the functionality of MobileMail software in response to client feedback and demands and updates in technology. We have identified a second round of development requirements that we presently plan to complete for the MobileMail software, as described below under “Plan of Operations – Software Development”.

PayPal Integration

We have recently successfully integrated an automated payment solution using PayPal into our product offering through the services of a freelance technical developer based in the Czech Republic. PayPal is an arms length provider of electronic payment services that enables customers to make payments via the Internet. We believe that this development is essential to the development of our business as it provides the tools for clients to automatically deposit funds for SMS credits into our central merchant account. The PayPal server automatically communicates securely with our CorporateSMS server to update both corporate account and user account balances.

Our Business Model

We have developed a two tier business model based on two separate routes to market. Each of these business models represents our plans to commercialize our MobileMail software. Each of these business models represents a significant aspect of our business plan and there will be a significantly higher risk that our business will fail if either of these business models is unsuccessful. While we plan to pursue each business model as part of our plan of operations, we are at the early states of the commercialization of our technology. Accordingly, there is no assurance that either business model will be successful. Further, we may elect not to pursue either of the following business models or change our business model in response to our success or lack of success in pursuing commercialization of our technology.

Direct Sales Model

Our strategy is to identify and target corporate users in niche markets within the United Kingdom and Europe that we believe will benefit from sending instant messages and/or scheduled message reminders. Our objective will be to effectively align the core functionality of the MobileMail application with our client messaging needs. The MobileMail software has been developed with the objective of being an extremely flexible product that is easily incorporated into potential clients’ systems and business processes. We will market the MobileMail software to corporate users on the basis that it will enable communication directly to both customers and employees, thus providing an effective, low cost communication channel that is capable of informing the recipient of product and service updates or appointment reminders. Specifically, we plan to target corporate users within the following industries:

  After sales market within the automotive industry.
  Service industries: e.g. delivery services, maintenance technicians, recruitment agencies
  Private practises, including large-scale private healthcare practises, private doctors, dentists, hairdressers, social organisations, and sports clubs.

Under this business model, we will provide customers with a fully managed SMS messaging service. Corporate users will register with MailSMS and EasySMS via our user “Corporate Account” capture forms that may be accessed on our central website or call our London based administration support. Upon registration of their “Corporate Account” details, “Corporate Account” users will be set up with a “Corporate Account Code”, “Username” and “Password” providing them access to the front end user messaging interfaces, the CorporateSMS administration interface and the automated on-line SMS payment system, operated via PayPal. Users will be sent an automated e-mail clarifying their “User” account details and providing them with a link to download the MailSMS or EasySMS client interfaces.

We will offer the following services to our customers under the direct business model:

  Full installation support & training
  No set up / monthly license fees
  Free product upgrades
  Low cost SMS prices
  Automatic update of SMS balances via PayPal payment system
  Specified administrators will be granted “Corporate” level access to CorporateSMS administration interface (see below)
  Complete operator manuals for MailSMS, EasySMS and CorporateSMS.

“Corporate” account administrators will be able to perform the following functions:

  Create additional “User” accounts associated to the “Corporate Account”
  Amend current “User” account information
  View sent SMS statistics specific to that “Corporate Account”

  Access to phonebook of all “Corporate Account” members

We will earn revenues under the direct business model based on the number of SMS messages sent by our customers using our MobileMail software solutions.

Strategic Partnership Model

We plan to market our MobileMail software solutions to companies with established client networks that could benefit from our SMS enabling software by being able to offer our MobileMail solutions to their clients. Prospective companies that we plan to target for our strategic partnership model include companies engaged in the following businesses:

  Telecommunication Aggregators
  Mobile Content Aggregators
  Software Value Added Reseller’s (VAR’s)
  Internet Service Providers (ISP’s)
  Marketing Agencies – SMS, email marketing & web development

We plan to pursue strategic partners by targeting a variety of technology, media and telecommunication based companies located across Europe, SE Asia and North America. We believe that the simplicity, flexibility and functionality of the MobileMail application is attractive for adoption by prospective strategic partners. The application can be easily incorporated, with a minimum of technical development, into client e-mail applications, CRM databases and any number of SMSC gateways. We believe that the MobileMail solution offers prospective strategic partners the ability to generate additional revenue flows through issuing clients corporate licenses plus profit sharing arrangements on all SMS messages sent though the application. This business model would be facilitated by the web based administrative interface, CorporateSMS, which provides a clear, transparent method of controlling all client account licenses and control over the pricing structure of individual messages, providing our partners with the tool to control the pricing model and revenue generation.

We have developed two distinct strategic partnership models:

MobileMail Hosted Server Model

Under our MobileMail hosted server model, we would grant to strategic partners a license to distribute the MobileMail software to their client base. We would not charge the strategic partners any up-front or ongoing license fee. Rather, we would earn revenues on a profit sharing basis with the strategic partners based on the volume of SMS messages sent by clients of the strategic partners. Under this business model, we would be responsible for maintenance of the CorporateSMS back-end server and the installation, support and training of the software on the clients of the strategic partners. All clients would be provided with the MailSMS or EasySMS software for installation on their personal computers. Each client’s software would link to the CorporateSMS server that we would operate. The strategic partners would be responsible for ongoing support of the MobileMail application to their clients. Each strategic partner would be granted “system administrator” rights to the CorporateSMS interface in order to provide them with the ability to manage their client accounts. These “system administrator” rights would enable the account administrators can perform the following functions:

  Create and amend “Corporate” & “User” accounts
  View sent SMS statistics specific to all “Corporate Account” created by system administrator

  Create revenue model in consultation with Mobilemail account manager
  Control billing requirements – pre-pay or monthly invoices available

We would arrange for the SMS gateway provider unless the strategic partner had a preferred SMS gateway provider. We would share all revenues generated from SMS messages sent through the MobileMail solution and license fees charged by the strategic partners to their clients. We are targeting revenue sharing on a 50-50 basis, although these amounts will be negotiated on a case-by-case basis and may vary as a result. Clients would be given the option to make electronic payments using the automated PayPal solution.

Independently Hosted Server Model

Under our MobileMail independently hosted server mode, we would grant a license to our strategic partner to install our MobileMail application on the partner’s own server. The strategic partner would independently operate the MobileMail application. Under this scenario, the strategic partner would pay to us an up-front license fee and ongoing monthly license fees. The strategic partner would then sell the MobileMail services to its customers. We would provide the strategic partner with the necessary software to implement the MobileMail solution, full installation of the software on the partner’s system, initial training in the use of the MobileMail software and product updates as they became available. The strategic partner would retain all revenue from SMS messages and any sub-license fees generated from the partner’s client base. The strategic partner would have the ability to select their preferred SMS provider and to enter into their own fee structuring arrangements with their clients. We would also grant the partner the right to “re-brand” the front-end user applications for an additional fee. The strategic partner would be granted “super-administrator” rights to the CorporateSMS application which would provide the partner with the following abilities:

  Manage all client accounts from one central web interface
  Change the language of the application for international clients
  Select multiple SMSC gateway providers
  Apply shared short codes for two way messaging
  Control the pricing structure applied to specific accounts, including license fees and prices per SMS message
  Set limits to SMS volumes on specific accounts
  Control billing requirements – pre-pay or monthly invoices available
  Full access to SMS messaging reports & statistics
  Create additional “System Administrator” accounts
  Amend current “User” account information
  Access to all “Corporate” & “User” Accounts

Plan of Operations

Overview

We plan to continue our efforts to implement a sales and marketing strategy with the objective of commercializing and achieving the first sales of our MobileMail messaging solutions. We plan to market our MobileMail messaging solutions both to potential direct users within certain niche markets and to potential strategic partners operating primarily within the mobile telecommunication industry.

While we undertake our sales and marketing strategy, we also plan to increase the functionality of our MobileMail software through a series of further development releases and additional partnerships with companies owning technologies that can add value to the Mobilemail product range. Examples of such enhanced functionality include the ability to undertake e-mail marketing applications and to provide premium SMS capabilities. We believe that adding such features to our MobileMail messaging solutions will increase our ability to market and achieve sales of our messaging solutions.

Marketing

Our initial marketing efforts are planned to consist of a combination of an interactive e-mail and SMS marketing to identified companies and individuals, internet promotions based on search engine optimization and a pay-per-click campaign to maximise the accessibility of our central MobileMail website in the various search engines. We plan to continue to promote any further business partnerships and developments through the re-seller channel press and more industry specific journals targeting direct users in the United Kingdom and Western Europe.

Direct Users

We plan to undertake a targeted marketing campaign that will centre on the use of email, SMS and telephone marketing in order to reach prospective direct users of our MobileMail messaging solutions. We plan to distribute free test accounts to companies and individuals that are targeted as direct user customers via e-mail. The free test accounts would be downloaded by the prospective customer from our central MobileMail website. We plan to provide individual users with a supply of free SMS credits as an incentive to get them to try our service. Such offers and general promotions are planned to be advertised through a co-ordinated search engine optimization and pay-per-click web campaign, whereby we pay to raise our visibility on the main search engines; Google, MSN & Yahoo, as well as placing direct links to our site based on specific keywords entered into the search engines, e.g. “SMS software” or “email to SMS”. We have budgeted an initial upfront expenditure of $2,000 for this aspect of our marketing campaign, followed by bi-monthly expenditures of $1,000 every two months for continued optimization and keywords.

We also plan to undertake a public relations campaign targeting industry specific press. We may engage a public relations company to assist us in this aspect of our marketing campaign.

Our targeted focus on direct users will be on the following niche’s within the United Kingdom market:

Car Dealerships – after sales market

Service companies – delivery companies, mobile technicians, call centre based industry

Medical practises – private doctors, dentists, osteopaths and other professionals

Strategic Partners

We plan to establish third party re-seller distribution networks with strategic partners who would re-sell our MobileMail messaging solutions to their customers using either our MobileMail hosted server business model or our independently hosted server business model. We plan to market to prospective strategic partners within the United Kingdom and in international markets, with a specific focus on emerging markets that are experiencing increasing mobile phone and internet penetration, including South-East Asia, Eastern Europe and Latin America. We plan to channel our sales and marketing efforts into researching and contacting companies operating within the following sectors:

Telecommunication Service Aggregators

We believe that our MobileMail messaging solutions have the potential to provide telecommunication service aggregators with additional value added services and corresponding increased revenue opportunities. We plan to focus primarily in emerging markets where mobile based communications are growing, and SMS is an accepted medium of communication.

Internet Service Providers (ISP’s)

We believe that our MobileMail messaging solutions have the potential to provide a sales channel for Internet service providers to their customers. We believe that we can offer Internet service providers a flexible business model based on a direct, per user licensee fee or a simple revenue share on SMS volumes.

E-mail/SMS Marketing

We plan to market our Corporate SMS/MailSMS solution to businesses offering e-mail and SMS marketing solutions. We believe that our MailSMS software’s integration with MS Outlook provides a degree of differentiation from the standard web email/SMS applications. We believe that our products could be added to such businesses’ product offerings in order to compliment their current product range.

We have signed or are negotiating the signing of re-seller agreements with a number of third parties to sell our MobileMail messaging solutions:

1.	Zeno DA

We have a joint marketing initiative in place in Norway with Zeno DA, a firm that includes the original developers of Viva Technology, under a re-seller agreement dated June 14, 2005. This agreement sets out the terms under which Zeno has agreed to act as our agent for the sale and support of the MobileMail software in Norway, and sets the mark-ups, prices and the division of license and SMS fees received by Zeno DA from our Norwegian customers for the various components of the MobileMail software. The agreement also sets out the terms and conditions governing the relationship between the parties, including licenses, maintenance and support and the use of trademarks. Under this agreement, Zeno also agreed to carry out the upgrades to our MobileMail software described below under “Software Development”.

We have purchased the Norwegian domain www.mobilemail.no to help us reach end users in Norway.

2.	Telewide Enterprises

Telewide enterprises is a Hong Kong based firm that offers us an opportunity to market our MobileMail messaging solutions into China and S.E. Asia. We plan on working with Telewide to again co-ordinate a joint marketing campaign to boost their clients’ awareness of our MobileMail messaging solutions, as well as utilising Telewide as a local agent to promote our technology to local network operators and additional telecommunication service aggregators. We believe that our ability to offer our MobileMail messaging solutions will be increased upon release of our Unicode compliant version, allowing the sending of Chinese characters.

3.	PennyCom Communications

We have provided PennyCom with promotional marketing material outlining our MobileMail messaging solutions. Our aim is to reach their broad customer base though our email & SMS marketing campaigns.

4.	Mira Networks

We signed a re-seller agreement with Mira Networks on November 8, 2005, to provide sales and support for our MobileMail software to customers in South Africa. The agreement sets out the license and maintenance fees to be paid by Mira, and provides the terms governing the relationship between the parties, including licenses, maintenance and support and the use of trademarks.

We have also entered into sales referral agreements with Equal Mobile Limited and Creon Digital UK whereby we have agreed with these parties to refer to each other customers and that the introducing party will be paid, by the receiving party, a fee equal to 25% of the net profits derived from such introductions.

5.	NNT Telecom

On September 19, 2006, MobileMail Limited (“MobileMail UK”), a wholly-owned subsidiary of MobileMail (US) Inc. (“MobileMail US”), entered into an exclusive re-seller agreement (the “Re-Seller Agreement”) for its two-way PC-to-Mobile messaging technology (ww.mailsms.co.uk) with NNT Telecom (“NNT”), a Russian based communications distributor.

Under the Re-Seller Agreement, NNT has been appointed as a non-exclusive reseller of MobileMail UK’s MailSMS, EasySMS and CorporateSMS applications. MailSMS software is Microsoft Windows® based application software that enables users to send SMS messages via their Outlook program resident on the user’s personal computer. The EasySMS software application is a Microsoft Windows® based application designed to allow the sending of SMS messages by using any Internet connection without the use of an Outlook program. The Corporate SMS software acts as the interface between both the MailSMS and EasySMS software and the Internet by managing the sending and receiving SMS messages, as well as serving as the interface between the administrator and the end users.

NNT has agreed to distribute the MailSMS, EasySMS and CorporeSMS applications in Russia in accordance with and subject to the terms and conditions of the Reseller Agreement. NNT has agreed to use its best efforts to successfully market, resell and support the MobileMail SMS applications on a continuing basis in Russia. There is no up-front purchase commitment by NNT. Sales targets have not been agreed upon, but will be reviewed and confirmed in writing after the initial three months of the agreement. MobileMail UK has granted a license to NNT in order to enable NNT to market and demonstrate the SMS applications in Russia. In turn, NNT has agreed to provide the following support obligations to customers purchasing the applications in Russia:

  full installation support to affiliated re-sellers and director users;
  application customization support to resellers; and
  ongoing application support.

Revenues earned from the MobileMail SMS applications will be divided between MobileMail UK and NNT in accordance with the Reseller Agreement. MobileMail UK will retain 50% of corporate account fees earned from customers, with the balance of 50% going to NNT. NNT will retain 50% of revenues from SMS messaging, with the balance of 50% going to MobileMail UK. The Reseller Agreement includes the agreement between MobileMail UK and NNT on pricing of the MobileMail SMS product and services. As there is no initial purchase commitment or minimum sales requirements, there is no assurance that MobileMail UK will earn revenues under this arrangement, or that, if revenues are earned, that these revenues will be significant.

The agreement will have an initial term of 12 months. The agreement will be renewed for additional 12 month terms, unless advance notice of termination is given by either party.

The foregoing summary does not purport to be a complete statement of the parties’ rights and obligations under the Re-Seller Agreement and the transactions contemplated thereby and is qualified in its entirety by reference to the Re-Seller Agreement, a copy of which is attached to this current report as Exhibit 10.1.

Agency Agreements

We may appoint agents within specific targeted regions who would be appointed as our local agents with a view to securing sales of our MobileMail messaging solutions. We anticipate that we would compensate local agents based on a revenue sharing model whereby we would pay the agent a percentage of revenues as a fee or commission on revenues that we earned from the customer provided by the local agent. We would be responsible for all installation, support, training and ongoing application support directly to customers in a local agent scenario.

SMSC Gateways

To ensure that we are able to provide our clients with a complete SMS technology solution, we are required to partner with SMSC gateways that provide the global connections to the various network operators around the world. An SMSC provides a number of services, in particular the regulation of the transfer of text messages to mobile phone handsets via the network operators. There are a number of companies that aggregate gateway connections to the SMSC’s, ensuring a single point of access to a global network of SMS gateways and network operators. SMSC’s also handle the two way connectivity with the network operators.

We are currently utilising a South African based SMS gateway service provider, Clickatell, who have connections to over 569 networks in 183 countries. They provide bulk SMS messaging volumes at a competitive price. We plan to purchase SMS credits from Clickatell in bulk, and sell them on, at a predetermined mark-up, to our direct users. Our CorporateSMS billing system can provide both pre-paid and monthly invoicing of SMS credits used. We are constantly reviewing the service offering of a number of global SMS providers with a view to securing more competitive rates for bulk SMS messaging. As discussed below under the heading “Competition”, we consider Clickatell to be a competitor as they are a provider of SMSC services in addition to being a provider of SMSC gateway services.

If we are able to generate significant SMS traffic through our MobileMail messaging solutions, we plan to re-negotiate SMS prices with our current global SMS providers based on higher volumes, with the objective of reducing our operating costs. We also plan to add additional gateway connections to specific SMS providers in order to ensure we are able to provide our customers with a comprehensive and competitive service. We have identified potential partners and are in the process of establishing an HTTP interface. We believe that partnering with additional gateways may also provide us with an opportunity to sell our technology to the gateway provider’s client base and provide them with the front end software to connect to their gateway services.

PremiumSMS Enabling Technology

We plan to investigate the addition of premium SMS enabling technologies to our MobileMail messaging solutions with the objective of increasing the range of SMS related services that we are able to offer to our clients, thereby adding a potential additional revenue source. Again, we have identified potential partners within this field that may enable us to offer our clients premium short-codes enabling them to create SMS competitions, subscription campaigns and allow mobile users to request further product or service information, such as ring-tones or screensavers. Short-codes are a means to enable a user to send a message to a pre-defined address using a pre-specified five digit short code. Mobile users initiate the communication by texting a key word to a pre-specified five digit short code (For example text “Info” to 12345). Through a simple user interface, the campaign manager can automate a response back to the mobile user. For example, an SMS message detailing exhibition dates and special offers on tickets, or confirming entry to a competition for free entry tickets can be immediately forwarded to a user upon receipt of the user’s text message via the short-code. Short-codes are also a great way of capturing a user’s mobile contact details for future use.

Content Providers

We plan to investigate the addition of a range mobile content, for example Java based games, real sound ring-tones, celebrity images, that could be added to our MobileMail messaging solutions. We believe that this additional functionality could open up new market opportunities with our prospective clients, providing them with the tools to create a fully interactive SMS marketing campaign and delivery platform for mobile content.

Software Development

We do not have the internal ability to carry out software development work on our MobileMail software. Accordingly, we have outsourced the software upgrades and developments planned for our MobileMail software to Zeno DA a private, arms-length company. We also anticipate engaging Zeno DA for future software development work.

We have entered into an agreement with Zeno DA that combines a Scandinavian sales and distribution channel with additional developments to add to the product offering of our MobileMail software. We have agreed to waive the up-front license fees associated with the independently hosted solution in exchange for specified technical developments and on-going application support to be completed by Zeno DA. The developments are summarised as follows:

  Zeno DA will upgrade our MailSMS and CorporateSMS software in order to enable the software to be capable of sending non-western characters such as Chinese and Arabic. We believe that this upgrade will significantly boost the potential marketability of our MobileMail messaging solution throughout South-East Asia, thereby allowing us to regain contact with a number of potential sales channels who require this functionality.
  Zeno DA will create a web interface within the CorporateSMS administration database to allow the sending of bulk SMS messages to multiple recipients. Users will be able to import data lists directly from common file types. This addition will enable us to provide a robust bulk SMS solution to our prospective corporate customers.
  Zeno DA will add an SMS delivery confirmation feature in CorporateSMS administration interface. The SMS log will have a “Status” column to display the status of each and every message, an important feature for many of our corporate clients.
  Zeno DA will activate the sending of WAP push messages through the CorporateSMS server. WAP refers to wireless application protocol which is a global protocol used in many newer wireless devices that allows the user to view and interact with data services. WAP protocols are generally used as a means to view Internet web pages using the limited transmission capacity and small display screens of portable wireless devices. WAP push SMS messages are still the most common medium for the delivery of business to peer multimedia rich services. A WAP push is effectively a simple SMS within the header of which is included a link to a WAP address. On receiving a WAP push, the compatible handset will automatically give the user the option to access the WAP content (e.g. ring-tones, images, or java games). In this way the WAP push directs the end user to a WAP address where particular content may be stored ready for viewing or downloading to the handset. The address could be a simple page or an entire WAP site. A major benefit of WAP push is the ability to send data to a mobile subscriber without an explicit ad hoc request by the end user.
  Zeno DA will upgrade our software to allow users to set the “Sent By” field as either a text or a number, allowing the sender to choose how the recipient views the SMS. This feature is especially useful for marketing purposes as the recipient can immediately recognise from whom the text message has been sent, as the sender can use the company’s name as an identifier.
  Zeno DA will assist us to develop new gateway HTTP interfaces with SMSC gateway providers.

Additional Development

As the total volume of the SMS messages sent through our SMSC gateway connections increases, so too will the demands placed on our internet interfaces. The higher the SMS message volumes, the more complex the interface required. Our current connection will require some additional development to ensure a more efficient and scalable application capable of sending bulk SMS volumes. This will require an external developer to re-configure our current interface. We anticipate that this should take no longer than 2 days, costing no more than $1,000.

We also plan to complete the automation of account capture forms hosted on our central website which would supply users with automated e-mail and SMS confirmation of their new account details. The estimated cost of this development work is $1,000.

Marketing Strategy

Overview

Our marketing activities to date have been centred on raising the profile of the MobileMail software to both direct users in the United Kingdom and Europe and communicating our MobileMail messaging solutions to prospective strategic partners with a view to securing value adding partnerships. Due to the advanced nature of the United Kingdom telecommunications market, the majority of our marketing efforts and subsequent contact to date has been outside of the United Kingdom. Specifically, we have targeted areas of South-East Asia, China, South Africa, North America & Australasia.

The level of marketing activity has been restrained by our limited financial resources. As such we have been unable to promote our MobileMail messaging solutions in regional, national or international press through direct advertising or through web based advertising. Our focus has been to raise our profile through a combination of working with public relations specialists, targeted e-mail campaigns, web site promotions, web forums, industry networking events and trade shows. In addition, we have on occasion employed freelance sales and marketing specialists arranged by Outlander Management to assist with the development of our sales and marketing strategy.

Direct Users

The majority of our marketing activities directed at prospective direct user customers has been based around the development of our central website at www.mailsms.co.uk. We have designed our web site as a promotional tool to highlight the benefits of utilising our SMS enabling technology, whilst providing interested corporate users and individuals the tools to register with Mobilemail in order to receive a free trial version of the application. We believe that the recent development of the automated PayPal payment solution has the potential to greatly benefit direct users, allowing them to purchase SMS credits without the need to contact the Mobilemail sales support. It is our intention to increase the visibility of our web site to the general public, helping to increase the traffic to the site and future business opportunity.

Our website has been submitted to the three major search engines, Google, Yahoo & MSN. We have implemented a web tracking tool to assist us in analysing any traffic that hits our site. A comprehensive Search Engine Optimisation (SEO) & corresponding Pay-Per-Click campaign is central to our future marketing plans for direct users, with the objective of ensuring that the Mobilemail website is highly visible when interested parties search for SMS & e-mail related products on the Internet.

The Internet has also provided an opportunity to investigate and build sales pipelines through extensive research of the niche markets identified through our work with our sales and marketing specialists from Outlander Management. We have identified a large number of companies that fit within our target markets. It is our clear intention to embark on an interactive e-mail/ SMS marketing campaign to make the initial contact with such companies, following up with a series of phone call enquiries.

Intellectual Property

We own intellectual property rights relating to the MobileMail suite of software applications that includes trade secrets and copyright. We seek to protect our intellectual property by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it, including our developers.

TradeMark Applications

MobileMail Inc. made an initial trademark application for the name “MobileMail” in the United Kingdom in 2004. The application was rejected due to identical applications already being in existence. We have been advised by legal counsel it may be possible to re-apply for trademark protection by adding a distinctive (not descriptive) logo or an extra word or words to the “MobileMail” name. We plan to evaluate a re-submission for trademark application with a distinctive (not descriptive) logo or an extra word or words as our business progresses and if we have sufficient funds with which to pursue the trademark application.

We asked a trademark advisory service in the United Kingdom to review the potential of a trademark application for “MailSMS” and advise us on the chances of acceptance. Their recommendation was to submit the trademark application along with a suitable logo, one that took emphasis away from the text. Upon their review of our proposed logo, we were further advised that the mark we submitted was not sufficiently distinctive to distinguish our services from those of other companies. Their search also turned up other similar trademarks for similar services. We intend to continue to re-evaluate the possibility of proceeding with a trademark application for “MailSMS” using a modified proposed MailSMS logo.

We also asked the trademark advisory service to review our trademark application for “EasySMS” in December of 2004. They reported that an identical mark was at the “Examined” stage of the application process in the same classes which our trademark was to be registered in, and that in their view, our application for a trademark would almost certainly be refused by the Examiner. We also intend evaluate the possibility of proceeding with a trademark application for “EasySMS” using a modified proposed EasySMS logo.

Given the lack of success with our initial trademark application and the possible conflicting marks identified by our trademark searches, we cannot provide investors with any assurance that we will be able to achieve any trademark protection for any of the “MobileMail”, “EasySMS”, “MailSMS” and “CorporateSMS” names that we use in connection with our SMS messaging solutions. As a result, third parties might be able to sell competing products with names incorporating these terms, and our ability to build goodwill and brand recognition for our products may be compromised. Further, there is a risk that a competitor or other business or person may claim that our use of the “MobileMail”, “EasySMS”, “MailSMS” and “CorporateSMS” names in connection with our SMS messaging solutions violates the trademark or other intellectual property rights of the competitor or other business or person. We have not received any such claims to date.

Patents

MobileMail Inc. was advised by their legal counsel that an application for patent protection covering the MobileMail software would likely be declined on the grounds that the MobileMail software had already been commercially accepted. Accordingly, we believe that we will not be able to obtain any patent protection for the MobileMail software.

Compliance with Government Regulation

We must abide by regulations imposed by government regulatory authorities in deploying our MobileMail software solutions. The majority of regulations within the telecommunications industry that apply to mobile messaging are created by industry bodies producing codes of conduct that outline the rules that network operators, content providers, carriers, technology providers and advertisers must adhere to when providing telecommunication services to the public. These codes of conduct generally focus on protecting consumers against unwanted e-mails being delivered to their mobile devices.

We intend to thoroughly investigate the regulations imposed in each jurisdiction in which we intend to expand our business prior to commencing any marketing efforts in such jurisdiction. In some cases, the cost of compliance with a jurisdiction’s regulations may preclude us from providing our services to customers in such jurisdiction. The following is a summary of the regulations in place in a number of our prospective jurisdictions.

In Europe, we are subject to The Independent Committee for the Supervision of Standards of Telephone Information Services (“ICSTIS”; www.icstis.org.uk). ICSTIS is the industry-funded regulatory body for all premium rate telecommunications services, and has the responsibility for regulating the provision, content, promotion and marketing of services in this industry through its code of practice. The regulations are specific to premium SMS services, whereby recipients of the SMS are charged a predetermined fee for requesting content delivered via SMS, such as ring-tones, games and audio files. There is no immediate financial implication to us in complying with these regulations.

The Mobile Marketing Association in the United Kingdom (“MMA UK”) is the industry association responsible for mobile telecommunications marketing. The MMA UK has produced a code of conduct which sets out the practical mandatory standards and best practise guidelines in relation to the provision and operation of mobile marketing services based on the MMA UK’s interpretation of current legislation in the United Kingdom. The MMA UK code was drafted in response to “The Privacy and Electronic Communications (EC Directive) Regulations, 2003”, which governs the rules for unsolicited communications and electronic marketing in the United Kingdom. Our MobileMail software is programmed to require that customers accept our standard terms and conditions of usage upon downloading of the MobileMail application. Our standard terms and conditions of usage require that the customer confirm its agreement to comply with the MMA UK code.

We are not currently a member of the MMA UK, though we intend to become a registered member as we add additional marketing-based applications to our service, such as e-mail marketing and other premium

SMS capabilities. The current annual cost of this membership is approximately $600.

In Hong Kong and China, we will be subject to the Industry Code of Practice, which is a set of standard procedures which ensures suitable conduct of the operators in the assignment of access codes for value-added SMS/MMS services.

In South Africa, the SMS Code of Conduct prepared by the Wireless Application Service Providers’ Association (WASPA) sets out accepted procedures for the handling of complaints raised against any WASPA members. The objectives of the WASPA Code of Conduct are to ensure that consumers will be provided with accurate service and pricing information about available mobile services, and to provide consumers with a mechanism for addressing any concerns or complaints relating to services which they may have.

In the United States, the Code of Conduct prepared by the Mobile Marketing Association (“MMA US”) provides guidelines applying to companies marketing their products and services to consumers through voice, e-mail and SMS & MMS communications, particularly with respect to the sending of unwanted communications to consumers. The Code of Conduct is divided into six categories: choice, control, customization, consideration, constraint and confidentiality, and provides policies in each area that suppliers of mobile services must adhere to.

In Australia, the Spam Act 2003 prohibits the sending of “spam”, which is identified as a commercial electronic message sent via email, short message service (SMS), multimedia message service (MMS) or instant messaging, without the consent of the addressee. The Spam Act is currently under review by the Australian Direct Marketing Association.

Competition

The mobile communications market is a highly competitive marketplace that is fragmented into many different sectors. The main focus of our business will be within the SMS communication sector. The main direct competitors within the SMS market presently include application providers and access providers, each of which is discussed below:

Application Providers

An application provider is a service entity that develops technology and provides a service to the end user. There are a number of companies currently providing SMS enabling technology. The following tables list the companies that we believe to be the key companies servicing the United Kingdom and Western Europe.

(aq) Limited – sms2email
Mediburst Ltd.
General Wireless AB
M-Science Messaging – Technology Ltd.
Cygnet Internet Service Ltd. – KAPOW!
Netsecrets Ltd. – FastSMS

The range of services offered by the majority of these competitors is comprehensive, primarily specialising in e-mail to SMS technology including PremiumSMS services, bulk SMS marketing campaigns and fax and e-mail based services.

Access Providers

Access providers include business that provide SMSC (Short Message Service Centre) services and SMS Gateway Connectivity Providers. These competitors include the following businesses that we have identified:

Clickatell (Pty) Ltd.
2Ergo Group Plc
Mblox Inc.
Wireless Information Network Ltd. (WIN)
Jersey Telecom Limited
MX Telecom Ltd.

Businesses that act as SMSC gateways provide a number of services, in particular the regulation of the transfer of text messages between mobile phones. In order to link to multiple SMSC’s there are a number of companies that effectively aggregate gateway connections to the SMSC’s, ensuring a single point of access to a global network of SMSC’s and network operators. Such companies offer SMS enabling software and technical solutions to both corporations and individuals. As such, these companies are competitors. Further, these competitors typically have significant technical expertise and financial resources.

We currently use Clickatell as our provider of SMSC gateway services to provide the necessary delivery channels to mobile phone users via the network operators. Clickatell have partnered with application providers that offer SMS enabling technologies for corporate and individual users. This gives us an opportunity to offer our SMS-enabling technologies to smaller SMS gateways, network operators and mobile service aggregators that do not own any front-end software for client interaction and messaging. This opportunity is enhanced by the flexibility of our partnership business models, providing such companies with a choice of revenue generating business models and white-label solutions.

Competitive Strategy

We believe our MobileMail software and sales models provide us with the following competitive advantages which we plan to use as the basis for competing with competitors in our marketplace:

  No set up license fees for affiliated partners
  Low SMS messaging costs for low and medium SMS messaging volumes
  Flexible partnership scheme with attractive profit sharing scheme
  Low license fees for independently hosted, white-label solution
  Automated SMS templates linking to information held in Microsoft Outlook
  A familiar and intuitive user interface
  International market focus

We believe that the main competitive element of the e-mail-to-SMS market in which we compete is price, specifically the actual price per SMS message sent. We are not in a position to compete with companies handling larger SMS volumes (in excess of 100,000 SMS per month). The current features of our primary product, MailSMS, make it unlikely that users will use MailSMS to carry out bulk SMS campaigns. However, we believe that our rates for low to mid-range SMS volumes will be competitive within the market. We also believe that, as SMS volumes using our MobileMail software increase, so too will our bargaining power with Clickatell and other SMSC gateway providers, allowing us to negotiate lower SMSC gateway fees and further reduce our message pricing and boost our competitiveness within the industry.

While our current size makes it difficult for us to compete with the service and technical support offered by the majority of both application and access providers, our strategy is to establish suitable partnerships with companies that provide their own technical support to their client base. In addition, our relationship with our software developers, Zeno DA, will allow us to introduce customized developments to our products that address the demands of our customers. By securing successful partnerships, we believe we will be able to offer a competitive level of service and improve our competitive position within the market.

Most of our competitors have the potential to be our partners depending on whom they are targeting in their sales efforts and the current functionality of their product and service offerings. Other application providers may not have a corporate messaging product and instead be focused solely on their bulk SMS marketing campaigns. We are in a position to license our MobileMail software to such companies. Companies with a full range of telecommunication solutions are also an attractive partner in as much as we can cross-sell their products to our client base. We believe our profit-sharing model to be very competitive, offering potential partners as much as 50% of profit on SMS revenues and any applicable license fees. We are not charging set-up fees to partners using our fully hosted application, which further enhances our competitiveness. Our partner channels are free to utilise their own preferred SMS providers. Our API interface allows easy interaction with multiple SMSC gateways, providing company’s with the opportunity to exploit established business relationships with the gateways, which will result in cheaper SMS prices for them. In addition, our administration interface has been designed specifically to allow us to incorporate and manage our 3rd party re-sellers with a minimum of administrative burden.

We will offer promotional packages for all newly established partners in order to raise the profile of our MobileMail technology to our partners’ client base. Our current package comprises a number of free SMS credits for the first ten clients to utilise our technology, along with further discounts on any additional purchases of SMS credits. This will present us with an opportunity to provide some promotional information to raise our profile and competitive position within the industry.

Employees

As of the date of this prospectus, we have one employee, namely Mr. Gary Flint, our sole director and executive officer, who provides his services on a part-time basis.

Research and Development Expenditures

Since inception in August 2003, MobileMail UK has paid a total of $10,307 in development costs, the majority of which was paid to Zeno DA to perform development work to the MobileMail software. The developments were required to ensure the commercialization of the software in line with market conditions, and to increase the flexibility and scalability of the application

Subsidiaries

We have one wholly-owned subsidiary, namely MobileMail UK.

Item 2.	Description of Property

Our executive office is located at Suite 5.18, 130 Shaftesbury Avenue, London, England W1D 5EU. We occupy this premise under a contract with Azuracle Ltd., which provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services in consideration of a monthly administration fee that is presently set at £500 ($980 based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) per month. The administration contract is not for a defined term. We and Azuracle are each entitled to terminate the contract by delivering not less than one month’s written notice of termination to the other.

Item 3.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended September 30, 2006.

PART II – FINANCIAL INFORMATION

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol MBMU. Our common stock became eligible for trading on the OTC Bulletin Board on September 1, 2006.

The following table indicates the high and low bid prices of our common stock during the periods indicated:

Year Ended	High Bid	Low Bid
September 30, 2006	$0.85	$0.31

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As at December 27, 2006, we had 155 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We completed an offering of 500,000 shares of our common stock at a price of $0.001 per share to Debra Rosales, our initial director and officer, on April 8, 2005, for total proceeds of $500.00. We completed this offering pursuant to Section 4(2) of the Securities Act. Debra Rosales, as our sole officer and director, was in possession of sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to Debra Rosales. The 500,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

We completed an offering of 4,500,000 shares of our common stock at a price of $0.01 per share to a total of six purchasers on May 31, 2005. The total proceeds from this offering were $45,000. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We completed an offering of 12,000,000 shares of our common stock to the former shareholders of MobileMail UK, including MobileMail Inc., Outlander Management and Gary Flint, on August 31, 2005, being the closing date of our acquisition of MobileMail UK. We completed this offering pursuant to Section 4(2) of the Securities Act. Each of the shareholders of MobileMail UK was in possession of sufficient information about us to make an informed investment decision. Each shareholder further represented their intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the shareholders of MobileMail UK. MobileMail Inc. subsequently transferred 4,495,000 shares to four of the selling shareholders named herein in private transactions, namely Powerview Ltd., Ulla Investment Ltd., UP-Front Investment Ltd. and Ultimate Investment Ltd. These shares were transferred in “offshore transactions” in accordance with Rule 903 of Regulation S and each selling shareholder executed an investment agreement in favour of us and MobileMail wherein they made various agreements, including the agreement that the shares were “restricted securities” and could not be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. The 12,000,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. In addition, the issuance of shares to the shareholders of MobileMail UK was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, in which we did not engage in any directed selling efforts, as defined in Regulation S. Each shareholder represented to us that the shareholder was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person.

We issued 953,600 shares of our common stock at a price of $0.05 per share to a total of 55 purchasers on August 31, 2005. The total proceeds from this offering were $47,680. The closing of this offering was completed concurrently with our acquisition of MobileMail UK from the shareholders of MobileMail UK. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We issued 10,000,000 shares of our common stock to MobileMail Inc. on November 30, 2005, being the closing date of our acquisition of the MobileMail software from MobileMail Inc. We completed this offering pursuant to Section 4(2) of the Securities Act and Rule 903 of Regulation S of the Securities Act. MobileMail Inc. was our largest shareholder at the time of the acquisition and was in possession of sufficient information about us to make an informed investment decision. MobileMail Inc. represented its intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to MobileMail Inc. The 10,000,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. In addition, the issuance of shares to MobileMail Inc. was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, in which we did not engage in any directed selling efforts, as defined in Regulation S. MobileMail Inc. represented to us that it is not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person.

We issued 320,000 shares of our common stock at a price of $0.25 per share in full settlement of the outstanding loans of $80,000 to four investors. The transaction was completed concurrently with our acquisition of the MobileMail software from MobileMail Inc. effective November 30, 2005. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution.

Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We entered into convertible loan subscription agreements with two investors pursuant to which the investors advanced $100,000 to us on March 28, 2006. Each investor advanced $50,000. In accordance with our obligations under the subscription agreements, we issued convertible notes to each of the investors in the principal amount of the advance, which principal amount was repayable on the two year anniversary of the date of advance and bore interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor had the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on the loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion was to be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock. Each warrant was to be exercisable for a one year period from the date of issuance at a price of $0.50 per share, with respect to one investor, and $0.25 per share, with respect to the other investor. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. The sale of the convertible loan was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the convertible loan was made; and (ii) at the time the subscription agreement for the convertible loan was executed, each investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends will be affixed to the convertible promissory note evidencing the loan to be issued to the investor in accordance with Regulation S confirming that the note cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. Each of these convertible loans was converted into units in October 2006. We issued an aggregate of 400,000 shares of our common stock and warrants to purchase an additional 400,000 shares of our common stock for a one year term. Of the warrants issued, warrants to purchase 200,000 shares are exercisable at a price of $0.25 per share and warrants to purchase 200,000 shares are exercisable at a price of $0.50 per share. These securities were issued pursuant to Section 3(a)(9) of the Act. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares issued to the investors upon conversion of the convertible notes and the warrant shares issuable upon exercise of the warrants. This registration statement has not been filed to date.

By agreement dated July 28, 2006, we entered into a supply services contract with an unrelated party. The consideration for the services includes $12,000 in cash payments and 25,000 shares of our common stock. These 25,000 shares were allotted as at September 30, 2006 at $0.25 per share and were issued subsequent to year end. The issuance of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the consulting agreement was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. The investor, as condition of receiving the shares: (i) represented its intention to acquire the securities for investment only and not with a view toward distribution, (ii) represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person, (iii) agreed to the endorsement of restrictive legends on the certificates representing the shares to be issued confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the investor.

By agreement dated August 14, 2006, we entered into a one-year consulting agreement with an unrelated party. The monthly payments for general consulting services are $12,500 for six consecutive months beginning October 1, 2006 and $25,000 (accrued) on execution of the agreement. In addition, we were obligated to issue 200,000 restricted shares in the common stock within 20 business days from October 1, 2006. These 200,000 shares were allotted as at September 30, 2006 at $0.85 per share and were issued subsequent to year end. The issuance of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the consulting agreement was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. The investor, as condition of receiving the shares: (i) represented its intention to acquire the securities for investment only and not with a view toward distribution, (ii) represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person, (iii) agreed to the endorsement of restrictive legends on the certificates representing the shares to be issued confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the investor.

On September 19, 2006, MobileMail US entered into a private placement subscription agreement with a private investor whereby the investor has agreed to purchase 4,000,000 shares of common stock at a price of US$0.25 per share for total proceeds of US$1,000,000. We executed an amendment to the original subscription agreement on December 28, 2006 whereby we have agreed to extend the date for completion of this financing from December 31, 2006 to March 31, 2007. Under the amended arrangement, advance of funds under the subscription agreement is required no later than March 31, 2007. Notwithstanding the agreement of the investor, there is no assurance that this private placement will complete. We have received a total of $79,091.50 to date on account of this private placement. No shares have been issued to date. The offering will be completed pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. No commission will be paid in connection with this offering. No commission was paid in connection with this offering. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. The investor has represented to us that the investor is not a U.S. person, as defined in Regulation S, and is not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between us and the investor includes statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The investor agreed by execution of the subscription agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities will, upon issuance, be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We have no obligation to register the resale of the shares under the Act.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended September 30, 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended September 30, 2006.

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

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified:

1.

We plan to carry out sales and marketing of our MobileMail messaging solutions with the objective of securing sales to direct users and entering into agreements with strategic partners under our MobileMail hosted server business models and our independently hosted server business models. We anticipate that marketing activities will be carried throughout the course of the next twelve months. We anticipate that we will spend approximately $3,000 per month on marketing activities during the next twelve months, for a total anticipated expenditure of $36,000 over the next twelve months. This amount is exclusive of any salary we will pay to Gary Flint, our sole executive officer and director, who will carry out our marketing activities. Mr. Flint was previously paid a salary of approximately $6,000 per month, but has agreed to reduce this salary to nil as of April 1, 2006. However, we may reinstate Mr. Flint’s salary during the current fiscal year if we achieve sufficient financing to pay Mr. Flint’s salary.

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

As at September 30, 2006, our cash reserves had decreased to $23 and our working capital deficit had decreased to $5,249. Our planned expenditures over the next twelve months in the amount of $118,000 will exceed our cash reserves and working capital. We presently have sufficient cash to fund our operations for the next month. However, we anticipate that we will require additional financing in the approximate minimum amount of $125,000 in order to enable us to sustain our operations for the next twelve months.

During the twelve month period following the date of this annual report, we anticipate that we will not generate revenues that exceed our operating costs. We will require immediate additional financing in order to continue our business operations with the objective of commercializing our MobileMail messaging solutions and earning revenues that exceed our operating expenses. We believe that debt financing from third parties will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have entered into a private placement subscription agreement with a private investor whereby the investor has agreed to purchase 4,000,000 shares of common stock at a price of US$0.25 per share for total proceeds of US$1,000,000. We executed an amendment to the original subscription agreement on December 28, 2006 whereby we have agreed to extend the date for completion of this financing from December 31, 2006 to March 31, 2007. Under the amended arrangement, advance of funds under the subscription agreement is required no later than March 31, 2007. Notwithstanding the agreement of the investor, there is no assurance that this private placement will complete. We have received a total of $79,091.50 to date on account of this private placement. No shares have been issued to date. If this financing does not complete or if we do not obtain alternate financing, we may not be able to continue our plan of operations and our business plan may fail.

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

Foreign Currency Translations

Our functional currency is pounds sterling (“£”). Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Non-monetary assets and liabilities, and equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

ii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Results Of Operations – Years Ended September 30, 2006 and 2005

References to the discussion below to fiscal 2006 are to our current fiscal year ended September 30, 2006. References to fiscal 2005 are to our fiscal year ended September 30, 2005, respectively.

			Cumulative
			From Inception
			(August 21,
	Year Ended	Year Ended	2003) to
	September 30,	September 30,	September 30,
	2006	2005	2006
	(Audited)	(Audited)	(Audited)
Sales	$10,914	-	$10,914
General and Administrative Expenses:
Intellectual property	$2,500,000	$-	$2,500,000
Accounting and auditing	131,310	37,960	195,690
Legal	51,339	6,546	58,065
Salaries and wages	32,985	81,231	121,549

			Cumulative
			From Inception
			(August 21,
	Year Ended	Year Ended	2003) to
	September 30,	September 30,	September 30,
	2006	2005	2006
	(Audited)	(Audited)	(Audited)
Management and consulting	66,015	-	66,015
Rent	10,806	11,101	22,806
Filing fees	9,948	-	9,948
Investor relations	7,556	-	7,556
Office and information technology	3,704	10,074	13,866
Shareholder information	2,606	-	2,606
Travel and promotion	1,176	23,473	26,446
Bank charges	1,031	-	1,031
Depreciation	691	703	1,439
Transfer agent fees	125	-	125
Development costs	-	10,307	10,307
Total General and Administrative Expenses	2,819,292	181,395	3,037,449

Loss from Operations	(2,808,378)	(181,395)	(3,026,535)

Other Income (Expense):
Interest income (expense)	(5,880)	(652)	(6,532)
Foreign exchange gain (loss)	(2,247)	-	(2,247)
Loss for the Year	$(2,816,505)	$(182,047)	$(3,035,314)

Revenue

We generated our initial revenues from sales of our MobileMail messaging solutions during fiscal 2006. These initial revenues were comprised of monthly license fees that we earned through our re-seller agreement with MIRA Networks, our South African distribution partner.

Intellectual Property

We expensed the intellectual property acquired in fiscal 2006 due to our determination that the cost of the intellectual property purchased during the current fiscal year does not meet the criteria for capitalization as set out in SFAS No. 86.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses increased during fiscal 2006 compared to the comparable periods of fiscal 2005 as a result of our completing our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses increased during fiscal 2006 compared to fiscal 2005 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC and the preparation and filing of our quarterly reports with the SEC.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Gary Flint, our sole executive officer and employee.

Our salaries and wages decreased to $32,985 for fiscal 2006 compared to $81,231 for fiscal 2005, which decrease reflected the agreement of Mr. Flint to forgo his salary effective April 1, 2006. The reduction in salaries and wages also resulted from the fact that no shares were issued during fiscal 2006 to Mr. Flint under his compensation agreement, whereas compensation shares had been issued in fiscal 2005.

Management and Consulting

Management and consulting expenses are primarily comprised of consulting fees that we pay to Debondo Capital Limited and to other consultants on account of consulting services.

Management and consulting expenses increased to $66,015 for fiscal 2006 compared to $nil for fiscal 2005, which increase reflects the consulting agreements that we entered into in fiscal 2006. We anticipate that management and consulting expenses will increase during fiscal 2007 in comparison to fiscal 2006.

Rent

Our rent expense is attributable to amounts paid to Outlander Management and Azuracle on account of our rent of share office premises in London, England. Our contract with Outlander Management was replaced with our agreement with Azuracle in July 2005. Accordingly, no rent expense was attributable to Outlander Management during fiscal 2006.

Our rent expenses decreased to $10,806 for fiscal 2006 compared to $11,101 for fiscal 2005. The minor decrease resulted from a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Office and Information Technology

Office and information technology expenses include expenses associated with the development and testing of the MobileMail software.

Office and information technology expenses declined significantly during fiscal 2006 compared to fiscal 2005 due to the termination of the agreement for technical support services with Outlander Management.

Travel and Promotion

Our travel and promotion expenses decreased substantially during fiscal 2006 from fiscal 2005 due to our determination not to conduct sales and marketing and publicity activities during fiscal 2006, other than those activities carried on by Gary Flint as our sole executive officer.

Development Costs

Our development costs decreased to $Nil for fiscal 2006 compared to $10,307 for fiscal 2005 which reflected the fact that we have signed a partnership agreement with Zeno DA that covers a set amount of additional development work to the MobileMail products as well as a distribution and revenue sharing agreement.

Loss

Our loss for fiscal 2006 increased significantly from fiscal 2005 as a result of our increased business activity, our expenses attributable to filing a registration statement with the Securities and Exchange Commission and our write off of intellectual property.

Liquidity and Financial Resources

We had cash of $23 and a working capital deficiency of $5,249 as at September 30, 2006, compared to cash of $124,986 and a working capital deficit of $41,764 as at September 30, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $118,000, as outlined above under the heading “Plan of Operations”. While this amount will be offset by any gross profits that we earn from sales of our MobileMail messaging solutions, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate additional financing in order to continue to fund our business operations. We anticipate that we will require additional financing in the approximate amount of $125,000 in order to enable us to sustain our operations for the next twelve months. We will require further financing in addition to this amount if we determine to reinstate the salary of Mr. Flint.

Cash used in Operating Activities

We used cash of $260,446 in operating activities during fiscal 2006 compared to cash used of $152,114 in operating activities during fiscal 2005.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during fiscal 2006 compared to cash used of $476 in investing activities during fiscal 2005. We acquired cash of $118,365 upon our completion of our reverse acquisition transaction with Maxtor Holdings Inc. Cash used in investing activities during fiscal 2005 was attributable to purchases of equipment.

Cash from Financing Activities

We generated cash of $140,912 from financing activities during fiscal 2006 compared to cash of $127,691 generated from activities during fiscal 2005.

Cash generated from financing activities during fiscal 2006 included cash from the sale of convertible promissory notes to two investors in the aggregate principal amount of $100,000 in March 2006. Each convertible note is for a two year term from the date of advance and bears interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor has the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on each convertible loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock.

On September 19, 2006, MobileMail US entered into a private placement subscription agreement with a private investor whereby the investor has agreed to purchase 4,000,000 shares of common stock at a price of US$0.25 per share for total proceeds of US$1,000,000. Advance of funds under the subscription agreement is required no later than March 31, 2007 under the amended arrangement for this subscription. Notwithstanding the agreement of the investor, there is no assurance that this private placement will complete. We have received $79,091.50 to date on account of this private placement, but no shares have been issued to date.

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

Item 7.	Financial Statements

The following audited consolidated financial statements of MobileMail (US) Inc. (the “Company”) are included in this Annual report on Form 10-KSB:

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at September 30, 2006 and 2005	F-2

Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (August 21, 2003) to September 30, 2006	F-3

Consolidated Statements of Operations for the years ended September 30, 2006 and 2005 and for the period from incorporation (August 21, 2003) to September 30, 2006	F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005 and for the period from incorporation (August 21, 2003) to September 30, 2006	F-5

Notes to Consolidated Financial Statements	F-6

MOBILEMAIL (US) INC.

(Formerly Maxtor Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

US FUNDS

F-i

Report of Independent Registered Public Accounting Firm

To the Stockholders of Mobilemail (US) Inc.:

We have audited the accompanying consolidated balance sheets of Mobilemail (US) Inc. (the “Company”) as at September 30, 2006 and 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations and cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (August 21, 2003) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (August 21, 2003) to September 30, 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C., Canada	STALEY, OKADA & PARTNERS
November 2, 2006, except as to Note 14b which is as at	CHARTERED ACCOUNTANTS
December 28, 2006

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)	Statement 1
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	September 30,	September 30,
ASSETS	2006	2005
Current
Cash	$23	$124,986
Accounts receivable	5,618	-
VAT receivable	2,392	39
Prepaid expense (Notes 13b and 13c)	164,187	-
	172,220	125,025

Property and Equipment (Note 3)	685	1,376
	$172,905	$126,401

LIABILITIES
Current
Accounts payable	$62,364	$3,072
Accrued liabilities	44,049	57,664
Accrued interest (Note 6)	4,679	588
Promissory notes payable (Notes 5)	-	80,000
Due to related parties (Note 9a)	66,377	25,465
	177,469	166,789

Convertible Promissory Notes Payable (Note 6)	100,000	-
Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued, allotted and fully paid: 28,498,600
(2005 - 17,953,600) - Statement 2	28,499	17,954
Additional paid-in capital - Statement 2	2,906,559	159,346
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Gain - Statement 2	(4,308)	1,121
Deficit - Accumulated during the development stage - Statement 2	(3,035,314)	(218,809)
	(104,564)	(40,388)
	$172,905	$126,401

- See Accompanying Notes -

Mobilemail (US) Inc.	Statement 2
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency
Shares issued for cash at $0.33 per
share – August 21, 2003	6	$-	$2	$-	$-	$2

Balance - September 30, 2003	6	-	2	-	-	2
Stock Split– April 30, 2004	573	-	-	-	-	-
Shares issued for cash at $0.003
per share – April 30, 2004	4,365,687	4,366	9,025	-	-	13,391
Loss for the year	-	-	-	(36,762)	-	(36,762)
Foreign currency translation
adjustment	-	-	-	-	157	157

Balance - September 30, 2004	4,366,266	4,366	9,027	(36,762)	157	(23,212)
Shares issued for consulting at
$0.003 per share -December 1,
2004	236,143	236	544	-	-	780
Shares issued for consulting at
$0.003 per share -March 9,
2005	236,143	236	548	-	-	784
Shares issued for consulting at
$0.003 per share - May 9, 2005	944,581	945	2,143	-	-	3,088
Shares issued for debt at $0.018
per share - May 9, 2005
(Note 7)	6,216,867	6,217	105,650	-	-	111,867
Loss for the period	-	-	-	(133,578)	-	(133,578)
Foreign currency translation
adjustment	-	-	-	-	(1,328)	(1,328)

Balance - August 31, 2005 - Issued
before acquisition	12,000,000	12,000	117,912	(170,340)	(1,171)	(41,599)
Acquisition of MobileMail Limited -
Recapitalization - August 31,
2005 (Note 1)	5,953,600	5,954	41,434	-	-	47,388

Balance - August 31, 2005 - Issued
post acquisition	17,953,600	17,954	159,346	(170,340)	(1,171)	5,789
Loss for the year	-	-	-	(48,469)	-	(48,469)
Foreign currency translation
adjustment	-	-	-	-	2,292	2,292

Balance – September 30, 2005	17,953,600	17,954	159,346	(218,809)	1,121	(40,388)
Shares issued for debt at $0.25
per share - November 30, 2005
(Note 5)	320,000	320	81,188	-	-	81,508
Shares issued for intellectual
property at $0.25 per share -
November 30, 2005 (Note 4)	10,000,000	10,000	2,490,000	-	-	2,500,000
Shares allotted for investor
relations of $0.25 per share
(Note 13b)	25,000	25	6,225	-	-	6,250
Shares allotted for consulting
services at $0.85 per share
(Note 13c)	200,000	200	169,800	-	-	170,000
Loss for the year	-	-	-	(2,816,505)	-	(2,816,505)
Foreign currency translation
adjustment	-	-	-	-	(5,429)	(5,429)

Balance – September 30, 2006	28,498,600	$28,499	$2,906,559	$(3,035,314)	$(4,308)	$(104,564)

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)	Statement 3
(A Development Stage Company)
Consolidated Statements of Operations
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	August 21,
	Year Ended	Year Ended	2003 to
	September 30,	September 30,	September 30,
	2006	2005	2006
Sales	$10,914	$-	$10,914

General and Administrative Expenses
Intellectual property (Note 4)	$2,500,000	$-	$2,500,000
Accounting and auditing	131,310	37,960	195,690
Legal	51,339	6,546	58,065
Salaries and wages	32,985	81,231	121,549
Management and consulting	66,015	-	66,015
Rent	10,806	11,101	22,806
Filing fees	9,948	-	9,948
Investor relations	7,556	-	7,556
Office and information technology	3,704	10,074	13,866
Shareholder information	2,606	-	2,606
Travel and promotion	1,176	23,473	26,446
Bank charges	1,031	-	1,031
Depreciation	691	703	1,439
Transfer agent fees	125	-	125
Development costs	-	10,307	10,307
Total General and Administrative Expenses	2,819,292	181,395	3,037,449

Loss from Operations	(2,808,378)	(181,395)	(3,026,535)

Other Income (Expense)
Interest income (expense)	(5,880)	(652)	(6,532)
Foreign exchange gain (loss)	(2,247)	-	(2,247)

Loss for the Year	$(2,816,505)	$(182,047)	$(3,035,314)

Loss per Share – Basic and Diluted	$(0.11)	$(0.02)

Weighted Average Shares Outstanding	26,548,888	8,025,906

Comprehensive Loss
Loss for the year	$(2,816,505)	$(182,047)	$(3,035,314)
Foreign currency translation adjustment	(5,429)	964	(4,308)
Total Comprehensive Loss for the Year	$(2,821,934)	$(181,083)	$(3,039,622)

Comprehensive Loss per Share	$(0.11)	$(0.02)

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)	Statement 4
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	August 21,
	Year Ended	Year Ended	2003 to
	September 30,	September 30,	September 30,
	2006	2005	2006
Operating
Loss for the year	$(2,816,505)	$(182,047)	$(3,035,314)
Items not involving an outlay of cash:
Depreciation	691	703	1,439
Shares issued and allotted for consulting
services	37,063	4,652	41,715
Interest on promissory notes (Note 5)	1,508	-	1,508
Shares issued for intellectual property (Note 4)	2,500,000	-	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(5,618)	-	(5,618)
VAT receivable	(2,353)	242	(2,392)
Accounts payable	34,292	1,834	37,364
Accrued liabilities	(13,615)	21,914	34,022
Accrued interest	4,091	588	4,679
	(260,446)	(152,114)	(422,597)

Investing
Acquisition of property and equipment	-	(476)	(2,124)
Cash acquired on purchase of Maxtor
Holdings Inc. (Note 1)	-	118,365	118,365
	-	117,889	116,241

Financing
Due to Maxtor Holdings Inc. (Notes 1 and 12)	-	19,105	19,105
Convertible promissory notes	100,000	-	100,000
Advances from related party	40,912	25,410	66,322
Loan from related party	-	83,176	111,867
Share issuances for cash	-	-	13,393
	140,912	127,691	310,687
Effect of exchange rate changes on cash
and cash equivalents	(5,429)	964	(4,308)

Net Increase in Cash	(124,963)	94,430	23
Cash - Beginning of year	124,986	30,556	-
Cash - End of Year	$23	$124,986	$23

Income Taxes Paid	$-	$-	$-
Interest Paid	$281	$64	$345

Please refer to Note 12 for the supplemental schedule of non-cash investing and financing transactions

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

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

Immediately after the RTO, the management of MobileMail took control of the board and officer positions of Maxtor, constituting a change of control. Because the former owners of MobileMail gained control of Maxtor, the transaction would normally have been considered a purchase by MobileMail. However, since Maxtor was not a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of MobileMail and the issuance of stock by MobileMail (represented by the outstanding shares of Maxtor) for the assets and liabilities of Maxtor. The value of the net assets of Maxtor acquired by MobileMail is the same as their historical book value, being $47,388. At the date of the acquisition, the balance sheet of Maxtor was as follows:

Cash	$118,365
Due from MobileMail	19,105
Total Assets	$137,470

Accrued liabilities	$10,027
Due to related party	55
Promissory notes payable	80,000
Total Liabilities	$90,082

Net Assets	$47,388

MobileMail was incorporated August 21, 2003 and is a technology and marketing company, headquartered in London, England.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

1.	Organization and Going Concern – Continued

Organization – Continued

The Company is in the business of the commercialization of software that enables users to send Short Message Service (“SMS”) messages via email, directly from the customer’s computer to any mobile wireless device. The software provides businesses with an easy to use, low cost, communication tool giving them direct access to both customers and employees, regardless of the location. The Company intends to market its product via a two-channel strategy: the “Direct Users Strategy” and the “Partnership/Re-seller Strategy.” The direct users strategy targets niche markets in the UK, offering the Company’s technology to corporate clients on a per SMS basis. The partnership/re-seller strategy is focused on establishing a distribution network throughout Europe, Asia and North America by issuing distribution licenses to telecommunication and multimedia companies in order to reach high volumes of end customers.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended September 30, 2006, the Company has a working capital deficiency of $5,249, an accumulated deficit of $3,035,314 and has incurred an accumulated operating cash flow deficit of $422,597 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

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

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

	a)	Basis of Consolidation

These consolidated financial statements include the accounts of MobileMail Limited since its incorporation on August 21, 2003 and Mobilemail (US) Inc. since the reverse acquisition on August 31, 2005 (Note 1). All intercompany balances and transactions have been eliminated.

	b)	Fiscal Period

The Company’s fiscal year ends on September 30.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	c)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

	d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

	e)	Development Stage Company

The Company is a development stage company as defined by SFAS No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

	f)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less.

	g)	Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful
life (in years)
Office and computer equipment	3

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

h)	Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	i)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

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

	j)	Foreign Currency Translations

The Company’s functional currency is pounds sterling (“GBP”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

		i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
		ii)	Non-monetary assets and liabilities, and equity at historical rates, and
		iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period

Translation of balances from the functional currency into the reporting currency is conducted as follows:

		ii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
		ii)	Equity at historical rates, and
		iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

	k)	Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included in travel and promotion in the general and administrative expenses in the accompanying statements of operations.

	l)	Shipping and Handling Charges

Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs".

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	m)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, VAT receivable, accounts payable, convertible promissory notes payable and amounts due to related parties. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

	n)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

	o)	Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of amounts due to related parties and convertible promissory notes payable.

	p)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

	q)	Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Western Europe and United States (Note 10).

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	r)	Stock-Based Compensation

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

	s)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

	t)	Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2006 and 2005. The Company has incurred net losses and has no potentially dilutive common shares, therefore; basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

	u)	Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders' equity (deficiency) at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies - Continued

	v)	Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, if any, will be reflected as rights and technology on the balance sheet.

	w)	Obligations Under Capital Leases

Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded with its related long-term financing. As at the current period-end, the Company does not have any capital lease obligations. Payments under operating leases are expensed as incurred.

	x)	Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single- employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending September 30, 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on October 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies - Continued

	x)	Recently Adopted Accounting Standards - Continued

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period- specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

3.	Property and Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	September 30,	September 30,
	Cost	Depreciation	2006	2005

Office and computer equipment	$2,124	$1,439	$685	$1,376

4.	Agency Exploitation Agreement

By agency exploitation agreement dated March 30, 2004, between the Company and third party licensors, the Company was allowed to use, deal with and exploit the intellectual property rights to the Messaging Technology in the regions of Australia, Asia, Europe, United States and Canada. On November 30, 2005, the intellectual property was purchased by the Company and the agency exploitation agreement was cancelled.

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

During the prior year, the Company received $80,000 in cash by issuing promissory notes; $10,000 of which was issued to a director of a corporate shareholder of the Company. These notes bore interest at the US bank prime rate and were payable on demand. By agreement dated November 30, 2005, the Company entered into a debt conversion agreement whereby the Company issued 320,000 common shares valued at $0.25 per share in full settlement of the $80,000 loan advanced to the Company plus related interest of $1,508.

6.	Convertible Promissory Notes Payable

On March 28, 2006, the Company issued two convertible promissory notes for a total amount of $100,000; $50,000 of which was issued to a director of a corporate shareholder of the Company. These notes bear interest at the US bank prime rate and are convertible at the demand of the investor between the time the shares become publicly traded and March 28, 2008. The notes are convertible into units at $0.25 per unit, each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of the Company's common stock at $0.50 to one investor and $0.25 to the related party, for one year following conversion. The Company has the option to repay the notes at any time prior to conversion without penalty upon five days written notice. If the notes are not converted by March 28, 2008, all outstanding principal and interest will become payable. At September 30, 2006, $4,679 of related interest had been accrued. These convertible promissory notes were converted subsequent to year end (Note 14a).

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

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

8.	Capital Stock

a)

The number of shares outstanding presented in these consolidated financial statements relating to share transactions taking place prior to August 31, 2005 has been restated to reflect the approximate 5.783:1 ratio based upon the 12,000,000 Maxtor shares issued on August 31, 2005 to acquire the 2,075,000 shares of MobileMail Limited.

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

g)

During the year, the Company allotted 25,000 common shares at $0.25 per share for investor relation services to an unrelated party pursuant to a Supply Services Contract dated July 28, 2006 (Note 13b). These changes were issued subsequent to year end.

h)

During the year, the Company allotted 200,000 common shares at $0.85 per share for consulting services to an unrelated party pursuant to a consulting agreement dated August 14, 2006 (Note 13c). These shares were issued subsequent to year end.

There were no warrants or stock options granted during the current year and none were outstanding as at September 30, 2006 and 2005.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

9.	Related Party Balances and Transactions

a)

The amounts due to related parties of $66,377 (2005 - $25,465) are non-interest bearing and due on demand. Included in due to related parties are $16,994 (2005 - $15,997) owing to a corporate shareholder, $7,249 (2005 - $6,824) and $14,045 (2005 - $2,644) owing to two companies with directors in common with a corporate shareholder of the Company, and $28,089 (2005 - $Nil) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated July 26, 2004, the Company agreed to pay the Managing Director $64,166 (GBP35,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,867 shares. As at September 30, 2005, the maximum common shares have been issued. During the current year, $28,951 (2005 - $74,566) was paid to the Managing Director, of which $28,951 (2005 - $69,911) was in cash and $Nil (2005 - $4,652) was from the issuance of Nil (2005 – 1,416,867) shares.

	c)	During the current year, the Company paid or accrued the following fees:

i)

$Nil (2005 - $6,661) for accounting; $Nil (2005 - $1,665) for legal; $Nil (2005 - $16,652) for marketing and promotion; $Nil (2005 - $8,326) for rent; and $Nil (2005 - $5,828) for office and information technology;

		ii)	$10,806 (2005 - $2,775) for rent to a company with directors in common with a corporate shareholder of the Company; and

		iii)	$28,089 (2005 - $Nil) for consulting services to a Company with an officer in common with a corporate shareholder of the Company.

10.	Segmented Information

Details on a geographic basis as at September 30, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$8,689	$164,216	$172,905
Revenue	$10,914	$-	$10,914
Loss for the year	$(79,299)	$(2,737,206)	$(2,816,505)

Details on a geographic basis as at September 30, 2005 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$8,145	$118,256	$126,401
Revenue	$-	$-	$-
Loss for the year	$(173,772)	$(8,275)	$(182,047)

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

11.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $290,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $430,000, which may be carried forward until 2026 and used to reduce taxable income of future years. In addition, the Company has $2,361,000 of intellectual property costs deductible for tax purposes at $167,000 per year. Details of future income tax assets:

	September 30,	September 30,
Future income tax assets:	2006	2005
Non-capital losses	$720,000	$264,000
Intellectual property costs deductible for tax purposes	2,361,000	-
	3,081,000	264,000
Effective US and UK corporate tax rates	32%	31%

Future income tax asset	986,000	81,000
Valuation allowance	(986,000)	(81,000)

	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

12.	Non-Cash Transactions

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
			From
			Incorporation
	For the	For the	August 21,
	Year Ended	Year Ended	2003 to
	September 30,	September 30,	September 30,
	2006	2005	2006
Shares issued for acquisition of MobileMail
Limited	$-	$47,388	$47,388
Shares issued for consulting services	$176,250	$4,652	$180,902
Shares issued to related party for debt	$-	$111,867	$111,867
Shares issued to non-related party for debt	$81,508	$-	$81,508
Shares issued for intellectual property	$2,500,000	$-	$2,500,000
Acquisition of Assets and Liabilities of Maxtor
Holdings Inc.:
Due from MobileMail Limited	$-	$19,105	$19,105
Accrued liabilities	$-	$10,027	$10,027
Due to related party	$-	$55	$55
Promissory notes payable	$-	$80,000	$80,000

13.	Commitments

a)

By agreement dated July 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,183 (GBP5,000) for a minimum of one year beginning on the agreement date above. At September 30, 2006, $28,089 (GBP15,000) was accrued (Note 9c(iii)). This agreement will automatically renew on a month-to- month basis with the same terms and conditions. At any time after July 1, 2007, either party may terminate this agreement with one month’s advance written notice.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

13.	Commitments – Continued

b)

By agreement dated July 28, 2006, the Company entered into a Supply Services Contract with an unrelated party for investor relations services ending December 31, 2006. The consideration for the services includes $12,000 in cash payments and 25,000 common stock of the Company. The amount of $6,000 (accrued) was payable on September 8, 2006, the execution date, and the balance of $6,000 is due within 90 days from the execution date. The 25,000 common shares was payable within 15 days from the execution date. These 25,000 shares were allotted as at September 30, 2006 at $0.25 per share and were issued subsequent to year end.

Upon agreement of both parties, the contract will continue on a month-to-month basis requiring a payment of $4,000 per month. Specific services that are outside the terms of the contract will be charged at $150 per hour or $1,000 per full workday. Termination of the contract will occur upon written notice to either party by the other party.

The value of the allotted shares and accrued fees exceeded the actual value of services provided during the year, which resulted in a prepaid balance of $4,694 as at September 30, 2006.

c)

By agreement dated August 14, 2006, the Company entered into a one-year Consulting Agreement with an unrelated party. The monthly payments for general consulting services are $12,500 for six consecutive months beginning October 1, 2006 and $25,000 (accrued) on execution of the agreement.

In addition, the Company will issue 200,000 restricted shares in the common stock of the Company within 20 business days from October 1, 2006. These 200,000 shares were allotted as at September 30, 2006 at $0.85 per share and were issued subsequent to year end.

The agreement will continue on a month-to-month basis, unless either party provides at least 10 business days written notice of non-renewal.

The value of the allotted shares and accrued fees exceeded the actual value of services provided during the year, which resulted in a prepaid balance of $159,493 as at September 30, 2006.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

14.	Subsequent Events

a)

Subsequent to year end, the Company issued 400,000 common shares in the Company’s common stock valued at $0.25 per unit in full settlement of the $100,000 convertible promissory notes (Note 6). The earned interest on the notes was forgiven subsequent to year end.

b)

By letter of intent dated October 30, 2006 and as amended on December 27, 2006, with Oy Tracebit AB. ("Tracebit"), whereby the Company can acquire all of the issued and outstanding shares of Tracebit by issuing to the shareholders of Tracebit, on a pro rata basis, restricted shares in the Company’s common stock equal to 20% of the issued and outstanding shares on the closing date. The closing of the acquisition is contingent upon the Company completing private placements of 4,000,000 common shares at $0.25 per share for total proceeds of $1,000,000 and executing a share exchange agreement (the 'Definitive Agreement") by no later than January 31, 2007.

On December 28, 2006, the Company amended a private placement subscription agreement originally entered on September 19, 2006, with an unrelated private investor to purchase 4,000,000 shares at $0.25 per share with the objective of satisfying this condition by March 31, 2007. As at December 28, 2006, the Company received $79,092 on account of this private placement. Additionally, the completion of the acquisition requires the majority approval of the shareholders of Tracebit and the Company.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gary Flint. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal year ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended September 30, 2006.

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

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our executive officer and director and his age as of December 27 , 2006 are as follows:

Name of Director	Age

Gary Flint	29

Name of Executive Officer	Age	Office

Gary Flint	29	President and Chief Executive Officer

The following describes the business experience of Mr. Gary Flint, our sole director and executive officer. Mr. Flint has not been a director of any reporting company under the Exchange Act or any other publicly traded company.

Gary Flint is our president and chief executive officer and our sole director. Gary Flint was appointed to our board of directors and as our president and chief executive officer on August 31, 2005 concurrently with the closing of our acquisition of MobileMail UK. Mr. Flint was appointed as the managing director of MobileMail UK in August 2004 and remains the managing director of MobileMail UK. From December 2000 until August 2004, Mr. Flint was employed by JP Morgan Chase on secondment to Schroders Investment Management. Between May 2001 and August 2004, Mr. Flint was employed as a systems analyst within the operation project team, whereby he was responsible for the design, build, implementation and analysis of back and middle office information technology systems. From December 2000 to May 2001, Mr. Flint was a fund accountant in institutional fund management. During the period of July 2000 to December 2000, Mr. Flint was a financial assistant with HSBC Bank working within the financial operations department controlling and monitoring local and international inter-bank transactions. Between January 2000 and July 2000, Mr. Flint was employed by Anheuser-Busch in a capacity as an Account Assistant within the European headquarters in London. Prior to employment Mr. Flint studied for his BSc (Hons) Degree in Economics with Human Geography at Loughborough University, in the United Kingdom.

Gary Flint presently devotes the majority of his business time to our business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

Our board of directors has determined that Mr. Gary Flint, our sole director and officer, does not qualify as an “audit committee financial expert”, as defined by the rules of the SEC. Further, Mr. Flint is not “independent”, as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards, as he is our sole executive officer in addition to being our sole director.

Compensation Committee

Our board of directors has not established a compensation committee.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director, officer and shareholder, namely Mr. Gary Flint. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Significant Employees

We have no significant employees other than Mr. Gary Flint, our president, chief executive officer and sole director.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, we will consider seeking suitable candidates for election as directors, and establishing various committees, during the current fiscal year.

Family Relationships

We do not currently anticipate the election or appointment as directors and officers of our company any persons who are related to each other or to our existing officer and director.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Promoters

The term “promoter” is defined in Rule 405 under the Securities Act of 1933 to include, with reference to an issuer such as the Company, any person who, acting alone or in conjunction with one more persons, directly or indirectly takes initiative in founding and organizing the business of the issuer, as well as any person who, in connection with the founding and organizing of business of the issuer, directly or indirectly receives in consideration of services and/or property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities.

Debra Rosales, Gary Flint, MobileMail Inc. and Outlander Management are considered promoters of our company, having taken initiative in organizing our current business. (For additional details, please see the discussion under the “Description of Business” above)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2006 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Gary Flint, President, CEO, CFO and Director	One	Nil	Nil
MobileMail Inc. (Greater than 10% Shareholder)	One	Nil	Nil
MobileMail Technology Partnership LLP (Greater than 10% Shareholder)	One	Nil	Nil

Item 10.	Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information as to our president and chief executive officer, Gary Flint for the fiscal years ended September 30, 2006, 2005 and 2004.

No other compensation was paid to Mr. Flint other than the cash and stock compensation set forth below.

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricte d Stock Awards	Securities Underlying Options/SA RS (#)	LTIP payouts ($)
Gary Flint, President (2), (3)	2006 2005 2004	28,951 69,911 5,483	Nil Nil Nil	Nil 4,652 (1) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Comprised of the issuance of ordinary shares of MobileMail UK which were subsequently exchanged for 1,416,867 shares of our common stock upon completion of our acquisition of MobileMail UK.

(2) Mr. Flint has been our chief executive officer since August 31, 2005.

(3) Ms. Deborah Rosales was our chief executive officer from April 1, 2005, the date of our incorporation, to August 31, 2005, the date of our acquisition of MobileMail UK. We did not pay any compensation to Ms. Rosales during this period.

Employment Agreements

Gary Flint provides his services as chief executive officer to us under a contract dated July 26, 2004. Mr. Flint is obligated to devote his full business time to our business. We have agreed to pay to Mr. Flint a salary of £35,000 per annum ($68,600 per annum based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) . In addition, MobileMail UK agreed to issue to Mr. Flint ordinary shares of MobileMail UK up to a maximum of 245,000 ordinary shares. By agreement, all 245,000 shares were issued to Mr. Flint prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,416,867 shares of our common stock upon completion of our acquisition of MobileMail UK. No additional shares are issuable to Mr. Flint pursuant to his employment contract.

Effective April 1, 2006, Mr. Flint elected to forgo his salary, primarily due to our not having sufficient funds to pay Mr. Flint’s salary. The forgone wages are not to be reimbursed by us nor is any compensation to be received on account of Mr. Flint’s services for which he has elected to forgo his salary.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We have never granted any stock options to our directors and officers.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our fiscal year ended September 30, 2006, or (ii) since the end of our fiscal year on September 30, 2006.

Outstanding Stock Options

Our director and officer does not hold any options to purchase any shares of our common stock.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 27, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

		Amount and nature
	Name and address	of beneficial	Percentage of
Title of class	of beneficial owner	ownership (2)	class (1)

Directors and Officers

Common Stock	Gary Flint 12 Harberson Rd, Balham London, England SW12 9QW	1,416,867	4.9%

Common Stock	All executive officers and directors as a group	1,416,867	4.9%

5% Shareholders

Common Stock	MobileMail Inc. (3) 306 Victoria House, Mahé, Seychelles	5,509,820	19.1%

Common Stock	The MobileMail Technology Partnership LLP (4) 4 Bedford Row, London WC1R 4DF	10,000,000	34.6%

(1)   The percentage of class is based on 28,898,600 shares of common stock issued and outstanding as of December 27, 2006.

(2)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)   ND Holdings Ltd. is the director of MobileMail Inc. Laura Mouck is the director of ND Holdings Ltd. and exercises voting and investment control over the securities held by MobileMail Inc.

(4)   The MobileMail Technology Partnership LLP is a limited liability partnership comprised of eighty nine equity partners and two designated partners, each of whom is a limited partner. Mr. Paul Carter is a designated partner and is the administrator of the partnership pursuant to a services agreement between Mr. Carter and the partnership. The administrator is responsible for the administration of the business of the partnership and, subject to the partnership’s operating agreement, makes decisions regarding management of the business of the partnership. Accordingly, Mr. Carter exercises voting and investment control over the securities held by The MobileMail Technology Partnership LLP.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles of incorporation or our by-laws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Submission of Matters to a Vote of Securities Holders

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Purchase of Founder’s Shares

Debra Rosales, our initial director and officer, acquired 500,000 shares of our common stock effective April 8, 2005 at a price of $0.001 per share. Debra Rosales paid a total purchase price of $500 for these shares.

Gary Flint

Gary Flint is our sole officer and director. Prior to our acquisition of MobileMail UK, Mr. Flint was the managing director and a shareholder of MobileMail UK. Under the share exchange agreement whereby we acquired MobileMail UK as our wholly-owned subsidiary, Mr. Flint received 1,416,867 shares in our company in exchange for his shares in MobileMail UK. Upon the acquisition of MobileMail UK, Mr. Flint was appointed to replace Ms. Rosales as our sole officer and director.

Mr. Flint provides his services as chief executive officer to us under a contract between Mr. Flint and MobileMail UK dated July 26, 2004. Mr. Flint is obligated to devote his full business time to our business. We have agreed to pay to Mr. Flint a salary of GBP 35,000 per annum. In addition, MobileMail UK agreed to issue to Mr. Flint up to a maximum of 245,000 ordinary shares of MobileMail UK. By agreement, all 245,000 shares were issued to Mr. Flint prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,416,867 shares of our common stock upon completion of our acquisition of MobileMail UK. No additional shares are issuable to Mr. Flint pursuant to his employment contract.

MobileMail Inc.

Loan Agreement

MobileMail UK’s initial corporate activities were funded by MobileMail Inc. MobileMail UK entered into a loan agreement dated October 8, 2003 with MobileMail Inc. whereby MobileMail Inc. agreed to extend a secured loan facility to MobileMail UK in the maximum amount of £150,000 ($249,465, based on the foreign exchange rate on October 8, 2003 of $1.6631:£1.0000) . As at May 9, 2005, MobileMail UK’s outstanding debt to MobileMail Inc. under the secured loan facility was $111,867. MobileMail UK and MobileMail Inc. entered into a debt settlement agreement on May 9, 2005 whereby the outstanding debt was settled by the issuance to MobileMail Inc. of 1,075,000 Ordinary A shares in the capital of MobileMail UK. MobileMail Inc. subsequently exchanged these shares for shares of our common stock upon completion of the share exchange agreement on August 31, 2005.

Share Exchange Agreement

MobileMail Inc. was issued 10,004,820 shares of our common stock on August 31, 2005 upon the completion of our acquisition of MobileMail UK pursuant to the Share Exchange Agreement. These shares were issued by us in exchange for MobileMail Inc.’s shares in MobileMail UK. The cost to MobileMail Inc. of its shares in MobileMail UK was $123,133, being $111,867 for the shares issued upon the debt settlement and £6,550 ($12,838 per month based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) for the purchase of its initial shares of MobileMail UK. MobileMail Inc. subsequently transferred 4,495,000 shares to four of the selling shareholders named herein in private transactions.

Ownership of the MobileMail Software Technology

Viva Technology, a Norwegian based telecommunication aggregator and developer, was the original developer of the MobileMail software. Viva Technology is a third party that is at arms length to both ourselves and MobileMail Inc. We did not enter into any agreement with Viva Technology relating to the ownership of the MobileMail software.

MobileMail Inc. acquired the rights to exploit the MobileMail software and granted licenses to exploit the MobileMail software to four entities, with each entity acquiring rights to a different territory, on September 12, 2003. These four entities are HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC.

MobileMail Inc. subsequently sold its rights in the MobileMail software to The MobileMail Technology Partnership LLP on October 13, 2003.

MobileMail UK entered into an agency exploitation agreement on March 30, 2004 with the four entities that had the acquired license rights to the MobileMail software from MobileMail Inc. Under the agency exploitation agreement, MobileMail UK was appointed as the agent of the four licencees for the purpose of undertaking the commercial exploitation of the license rights. MobileMail UK was obligated to carry out the commercial exploitation of the MobileMail software and to use its best efforts to achieve an exploitation result in accordance with an agreed upon exploitation forecast. MobileMail UK agreed to pay the licensees an amount equal to 25% of the gross income derived from the exploitation of these license rights. MobileMail UK was also required to generate from the exploitation of this technology at least £640,000 ($1,170,112 based on the foreign exchange rate on March 30, 2004 of $1.8283: £1.0000) of gross income per calendar quarter over the three-year term of the agreement. MobileMail UK did not realize any gross income from the exploitation of the MobileMail software or earn any payments during the term of the agency exploitation agreement. The agency exploitation agreement was terminated on November 30, 2005 concurrently with our acquisition of the MobileMail software from MobileMail Inc., as described below. Each of HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC are arms-length parties to ourselves.

We entered into an asset purchase agreement dated November 1, 2005 with Mobilemail Inc. whereby we agreed to acquire the MobileMail software from MobileMail Inc. in consideration for the issuance to MobileMail Inc. of 10,000,000 shares of our common stock. The completion of this acquisition was contingent upon the concurrent re-acquisition by MobileMail Inc. of the rights to the MobileMail software from The MobileMail Technology Partnership LLP. The reacquisition by MobileMail Inc. of the MobileMail software was effected pursuant to a share purchase agreement between MobileMail Inc. and The MobileMail Technology Partnership LLP whereby MobileMail Inc. acquired from The MobileMail Technology Partnership LLP all of the issued share capital of a limited company that was created by The MobileMail Technology Partnership LLP for the purpose of allowing The MobileMail Technology Partnership LLP to divest itself of the MobileMail software. The name of the limited company that was incorporated by The MobileMail Technology Partnership LLP is Mobilemail Technology Limited. The MobileMail Technology Partnership LLP transferred the rights to the

MobileMail software to Mobilemail Technology Limited prior to the completion of the sale of the shares of Mobilemail Technology Limited to MobileMail Inc. As consideration for the share purchase, MobileMail Inc. agreed to deliver 10,000,000 shares of our common stock. The asset purchase agreement and the share purchase agreement completed concurrently on November 30, 2005. On closing, we issued 10,000,000 shares of our common stock to MobileMail Inc. in consideration of the transfer to us of ownership of the MobileMail software and MobileMail transferred these 10,000,000 shares of our common stock to The MobileMail Technology Partnership LLP. The shares of Mobilemail Technology Limited were transferred by The MobileMail Technology Partnership LLP to MobileMail Inc. pursuant to the share purchase agreement between MobileMail Inc. and The MobileMail Technology Partnership LLP. However, we did not acquire the shares of MobileMail Technology Limited pursuant to our asset purchase agreement with MobileMail Inc. as our acquisition was limited strictly to the intellectual property assets comprising the MobileMail software. Mobilemail Technology Limited did not own any assets other than the Mobilemail software which was subsequently acquired by us under the asset purchase agreement. In addition, we entered into a termination and release agreement dated November 30, 2005 with HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC whereby the agency exploitation agreements were terminated. The MobileMail Technology Partnership LLP delivered a Regulation S Investment Agreement in our favour in order to establish that the transfer of the shares by MobileMail Inc. to The MobileMail Technology Partnership LLP was effected in accordance with the provisions of Rule 903 of Regulation S of the Securities Act of 1933.

The MobileMail Technology Partnership LLP was not a party that was related to us at the time of our execution of the asset purchase agreement with MobileMail Inc. The MobileMail Technology Partnership LLP became one of our principal shareholders as a result of the completion of these transactions. The MobileMail Technology Partnership LLP is a limited liability partnership organized under the laws of the United Kingdom. We are advised that there are eighty one equity partners in The MobileMail Technology Partnership LLP and that Mr. Paul Carter is the administrator of the partnership and a designated partner. The divestiture by The MobileMail Technology Partnership LLP of the MobileMail software was approved by the limited partners at an extraordinary general meeting of the limited partners called for that purpose of approving the transaction.

The MobileMail Technology Partnership LLP is a limited liability partnership that is at arms length to MobileMail Inc.

Outlander Management Ltd.

Outlander Management, a private corporation that provided administration services to MobileMail UK, was issued 578,313 shares of our common stock on September 30, 2005 in exchange for the shares of MobileMail UK held by Outlander Management. The cost to Outlander Management of its shares in MobileMail UK was £1,000 ($1,960 per month based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) .

We paid or accrued the following fees to Outlander Management during 2005 in respect of administrative services provided by Outlander Management:

Expense	Year ended September 30, 2006	Year ended September 30, 2005
Accounting	$Nil	$6,661
Legal fees	$Nil	$1,665
Promotion	$Nil	$16,652

Expense	Year ended September 30, 2006	Year ended September 30, 2005
Rent	$Nil	$8,326
Office and Information Technology	$Nil	$5,828

As at September 30, 2005, we have an amount payable to Outlander Management of $15,997 for management services. This amount had increased to $16,994 as at September 30, 2006, primarily as a result of changes in foreign exchange rates.

Azuracle Ltd.

As at September 30, 2006, we owed $14,045 ($2,644 on September 30, 2005) to Azuracle for rent for the period from July 1, 2005 to September 30, 2006. Azuracle is a related party to our company because it has a director in common with Outlander Management, one of our promoters.

DeBondo Capital Inc.

As at September 30, 2005, we owed $6,824 to DeBondo for advances made to pay for some of our expenses. DeBondo is a related party to our company because it has a director in common with Outlander Management, one of our promoters. This amount had increased to $7,249 as at September 30, 2006, primarily as a result of changes in foreign exchange rates.

DeBondo Capital Limited

We entered into a one year consulting agreement dated July 1, 2006 with DeBondo Capital Limited, a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,183 (GBP 5,000) per month for a minimum of one year beginning on the agreement date. At September 30, 2006, $28,089 (GBP15,000) was accrued on account of amounts owing under this agreement. The agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after July 1, 2007, either party may terminate this agreement with one month’s advance written notice.

Item 13.	Exhibits

The following exhibits are included with this Annual report on Form 10-KSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
7.1(3)	Letter of Staley Okada & Partners, Chartered Accountants dated April 11, 2006

Exhibit
Number	Description of Exhibit
10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.2(1)	Employment Agreement between MobileMail UK and Gary Flint dated July 26, 2004
10.3(1)	Loan Agreement dated October 8, 2003 between MobileMail UK and MobileMail Inc.
10.4(1)	Debt Settlement Agreement dated May 9, 2005 between MobileMail UK and MobileMail Inc.
10.5(2)	Share Exchange Agreement dated May 23, 2005, as amended, among Maxtor Holdings Inc., MobileMail Limited and the stockholders of MobileMail Limited
10.6(1)	Asset Purchase Agreement dated November 1, 2005 between MobileMail (US) Inc. and MobileMail Inc. Inc.
10.7(1)	Termination and Release Agreement dated November 30, 2005 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.8(2)	Debenture Agreement dated October 8, 2003 between Mobilemail Limited and Mobilemail Inc. evidencing the indebtedness of Mobilemail Limited under the Loan Agreement
10.9(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management
10.10(2)	Sales Referral Agreement dated May 19, 2005 for a term of 18 months between Mobilemail Limited and Equal Mobile Limited
10.11(2)	Sales Referral Agreement dated May 19, 2005 and for a period of 18 months between Mobilemail Limited and Creon Digital UK
10.12(2)

Reseller Agreement dated June 14, 2005 for an initial period of 12 months between Mobilemail Limited and Zeno DA for the creation and maintenance of the CorporateSMS interface and resale of MailSMS and EasySMS licenses

10.13(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.
10.14(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.
10.15(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks
10.16(2)	Closing Agreement dated August 31, 2005 amongst the Company and MobileMail UK and the shareholders of MobileMail UK

Exhibit
Number	Description of Exhibit
10.17(2)	Subscription agreement between the Company and Debra Rosales dated April 8, 2005 relating to the Company's private offering of 500,000 shares
10.18(2)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of securities
10.19(2)	Form of subscription agreement relating to the Company's August 31, 2005 private offering of securities
10.20(4)	Form of Regulation S Securities Purchase Agreement for Convertible Notes
10.21(5)	Re-Seller Agreement between MobileMail Limited and NNT Telecom effective September 19, 2006.
10.22(5)	Subscription Agreement between MobileMail (US) Inc. and Pan-European Consortium Ltd. dated September 19, 2006.
10.23(7)	Amendment to Subscription Agreement between MobileMail (US) Inc. and Pan- European Consortium Ltd. dated December 28, 2006.
10.24(7)	Consulting Services Agreement between MobileMail (US) Inc. and DeBondo Capital Limited dated July 1, 2006.
10.25(7)	Amendment to Employment Agreement between MobileMail Limited and Gary Flint dated December 28, 2006
31.1(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1(7)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(6)	Letter of Intent entered into between the Company and Oy Tracebit AB dated October 30, 2006
99.2(7)	Amendment to Letter of Intent entered into between the Company and Oy Tracebit AB dated December 27, 2006

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on December 16, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to registration statement on Form SB-2 filed with the Commission on January 26, 2006.
(3)	Filed as an exhibit to our Form 8-K filed with the Commission on April 12, 2006
(4)	Filed as an exhibit to registration statement on Form SB-2 filed with the Commission on April 28, 2006.
(5)	Filed as an exhibit to our Form 8-K filed with the Commission on September 25, 2006.
(6)	Filed as an exhibit to our Form 8-K filed with the Commission on November 6, 2006.
(7)	Filed as an exhibit to this Annual report on Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

		Year Ended September 30,

		2006		2005
Audit Fees		$49,836.05		$29,719.72
Audit Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total	$	Nil	$	Nil

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEMAIL (US) INC.

By:	/s/ Gary Flint
Gary Flint
Chief Executive Officer and Chief Financial Officer

Date: January 10, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary Flint	Chief Executive Officer	January 10, 2007
(Principal Executive Officer),
Chief Financial Officer
Gary Flint	(Principal Accounting Officer)
and Director