Form 10QSB
period 2006-12-31
MOBILEMAIL (US) INC.
filed 2007-02-20
CIK 1343460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2006

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 37,534,406 shares of common stock as of February 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes[   ] No[X]

MOBILEMAIL (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
December 31, 2006

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our MobileMail messaging solutions, our ability to successfully market our MobileMail messaging solutions, our ability to continue development and upgrades to the MobileMail software and technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on April 28, 2006, as amended, our Form 8-K filed with the SEC on February 12, 2007, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Mobilemail (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at December 31, 2006 (unaudited) and September 30, 2006 (audited)	F-1

Interim Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005 and for the period from incorporation (August 21, 2003) to December 31, 2006	F-2

Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005 and for the period from incorporation (August 21, 2003) to December 31, 2006	F-3

Notes to Interim Consolidated Financial Statements	F-4

MOBILEMAIL (US) INC.

(Formerly Maxtor Holdings Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

US FUNDS

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	December 31,	September 30,
	2006	2006
ASSETS	(Unaudited)
Current
Cash	$7,011	$23
Accounts receivable	1,328	5,618
VAT receivable	3,942	2,392
Prepaid expense (Note 7c)	130,028	164,187
	142,309	172,220

Equipment, net of $1,556 accumulated depreciation	531	685
	$142,840	$172,905

LIABILITIES
Current
Accounts payable	$63,947	$62,364
Accrued liabilities	48,164	44,049
Accrued interest (Note 3)	-	4,679
Due to related parties (Note 5a)	100,470	66,377
	212,581	177,469

Convertible Promissory Notes Payable (Note 3)	-	100,000

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued : 28,898,600 (September 30, 2006 - 28,498,600)	28,899	28,499
Additional paid-in capital	3,006,159	2,906,559
Share subscriptions received (Note 2c)	79,092
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(8,061)	(4,308)
Deficit - Accumulated during the development stage	(3,175,830)	(3,035,314)
	(69,741)	(104,564)
	$142,840	$172,905

Going Concern (Note 1)

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)
US Funds

			Cumulative
			from
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2006	2005	2006

Sales	$3,481	$2,099	$14,395

General and Administrative Expenses
Accounting and auditing	29,679	57,232	225,369
Bank charges	501	-	1,532
Depreciation	175	166	1,614
Development costs	-	-	10,307
Filing fees	668	2,063	10,616
Intellectual property (Note 2a)	-	2,500,000	2,500,000
Investor relations	4,694	-	12,250
Legal	5,399	4,328	63,464
Management and consulting	97,442	2,247	163,457
Office and information technology	725	712	14,591
Rent	2,874	2,624	25,680
Salaries and wages	5,113	17,265	126,662
Shareholder information	-	-	2,606
Transfer agent fees	160	-	285
Travel and promotion	-	130	26,446

Total General and Administrative Expenses	147,430	2,586,767	3,184,879

Loss from Operations	(143,949)	(2,584,668)	(3,170,484)

Other Income (Expense)
Gain on settlement of debt	5,109	-	5,109
Interest expense	(596)	(1,359)	(7,128)
Foreign exchange loss	(1,080)	-	(3,327)

Net Loss	$(140,516)	$(2,586,027)	$(3,175,830)

Weighted Average Shares Outstanding –
basic and diluted	30,424,687	21,543,165

Loss per Share – Basic and Diluted	$(0.00)	$(0.12)

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
US Funds

			Cumulative
			from
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2006	2005	2006
Operating
Net Loss	$(140,516)	$(2,586,027)	$(3,175,830)
Items not involving cash:
Depreciation	175	166	1,614
Shares issued for consulting services	-	-	41,715
Interest on promissory notes	-	919	1,508
Shares issued for intellectual property (Note 2)	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	4,290	(2,065)	(1,328)
VAT receivable	(1,550)	39	(3,942)
Prepaid expense	34,159	-	34,159
Accounts payable	1,583	33,831	38,947
Accrued liabilities	4,115	(22,110)	38,137
Accrued interest	(4,679)	-	-
	(102,423)	(75,247)	(525,020)
Investing
Acquisition of property and equipment	-	-	(2,124)
Cash acquired on purchase of Maxtor
Holdings Inc.	-	-	118,365
	-	-	116,241
Financing
Due to Maxtor Holdings Inc.	-	-	19,105
Convertible promissory notes	-	-	100,000
Advances from related party	34,093	1,974	100,415
Loan from related party	-	-	111,867
Share issuances for cash	79,092	-	92,485
	113,185	1,974	423,872
Effect of exchange rate changes on cash
and cash equivalents	(3,774)	(1,870)	(8,082)

Net Increase in Cash	6,988	(75,143)	7,011
Cash - Beginning	23	124,986	-
Cash - Ending	$7,011	$49,843	$7,011
Supplemental Cash Flow Information
Non cash items:

Income Taxes Paid	$-	$-	$-
Interest Paid	$596	$-	$941

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

1.	Nature of Operations and basis of presentation

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

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended December 31, 2006, the Company has working capital deficiency of $70,272, an accumulated deficit of $3,175,830 and has incurred an accumulated operating cash flow deficit of $525,020 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

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

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

1.	Nature of Operations and basis of presentation – Continued

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for the interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Agreements

	a)	Agency Exploitation Agreement

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

	b)	Share Exchange Agreement

By letter of intent dated October 30, 2006 and as amended on December 27, 2006, with Oy Tracebit AB. ("Tracebit"), a private company, whereby the Company can acquire all of the issued and outstanding shares of Tracebit by issuing to the shareholders of Tracebit, on a pro rata basis, restricted shares in the Company’s common stock equal to 20% of the issued and outstanding shares on the closing date. The acquisition was completed by the entry into a share exchange agreement (the 'Definitive Agreement") on January 31, 2007 and the closing agreement was executed on February 6, 2007. As a result the Company issued to the shareholders of Tracebit 8,224,650 shares in the Company’s common stock.

	c)	Share Subscription Agreement

On December 28, 2006, the Company amended a private placement subscription agreement originally entered on September 19, 2006, with an unrelated private investor to purchase 4,000,000 shares at $0.25 per share with the objective of concluding the sale of shares by March 31, 2007. As at December 31, 2006, the Company had received $79,092 on account of this

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

2.	Agreements - continued

	c)	Share Subscription Agreement - continued

private placement. Subsequently an additional $25,446 was received making the total received at 13 February, 2007 on account of this private placement $124,538.

3.	Convertible Promissory Notes Payable

On March 28, 2006, the Company issued two convertible promissory notes for a total amount of $100,000; $50,000 of which was issued to a director of a corporate shareholder of the Company. These notes bear interest at the US bank prime rate and are convertible at the demand of the investor between the time the shares become publicly traded and March 28, 2008. The notes are convertible into units at $0.25 per unit, each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of the Company's common stock at $0.50 for one year following conversion. The Company has the option to repay the notes at any time prior to conversion without penalty upon five days written notice. If the notes are not converted by March 28, 2008, all outstanding principal and interest will become payable. At October 19, 2006, $5,109 of related interest had been accrued and forgiven. These convertible promissory notes were converted during the period (Note 4c).

4.	Capital Stock

a)

During the prior year, the Company allotted 25,000 common shares at $0.25 per share for investor relation services to an unrelated party pursuant to a Supply Services Contract dated July 28, 2006 (Note 7b). These shares were issued in the current period.

b)

During the prior year, the Company allotted 200,000 common shares at $0.85 per share for consulting services to an unrelated party pursuant to a consulting agreement dated August 14, 2006 (Note 7c). These shares were issued in the current period.

c)

On October 26, 2006, the Company issued 400,000 units valued at $0.25 per unit in full settlement of the $100,000 convertible promissory notes (Note 3). Each unit consists of one common share and one warrant to purchase up to 200,000 additional common shares at $0.25 per share and 200,000 common shares at $0.50 per share for a one year term. The earned interest on the notes was forgiven during the current period.

There were no stock options granted during the current year and none were outstanding as at December 31, 2006 and September 30, 2006.

5.	Related Party Balances and Transactions

a)

The amounts due to related parties of $100,470 (September 30, 2006 - $66,377) are non-interest bearing and due on demand. Included in due to related parties are $17,778 (September 30, 2006 - $16,994) owing to a corporate shareholder, $7,584 (September 30, 2006 - $7,249) and $17,632 (September 30, 2006 - $14,045) owing to two companies with directors in common with a corporate shareholder of the Company, and $57,476 (September 30, 2006 - $28,089) owing to a company with an officer in common with a corporate shareholder of the Company.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

5.	Related Party Balances and Transactions - continued

b)

By employment agreement dated July 26, 2004, the Company agreed to pay the Managing Director $64,166 (GBP35,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,867 shares. As at September 30, 2006, the maximum common shares have been issued. During the months ended December 31, 2006, $5,017 (December 31, 2005 - $15,306) was paid to the Managing Director in cash.

	c)	During the three months ended December 31, 2006, the Company paid or accrued the following fees:

		i)	$2,874 (December 31, 2005 - $2,624) for rent to a company with directors in common with a corporate shareholder of the Company; and

		ii)	$29,387 (December 31, 2005 - $Nil) for consulting services to a Company with an officer in common with a corporate shareholder of the Company.

6.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $304,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $598,000, which may be carried forward until 2027 and used to reduce taxable income of future years. In addition, the Company has $2,319,000 of intellectual property costs deductible for tax purposes at $167,000 per year. Details of future income tax assets:

	December 31,	September 30,
Future income tax assets:	2006	2006
Non-capital losses	$902,000	$720,000
Intellectual property costs deductible for tax	2,319,000	2,361,000
purposes
	3,221,000	3,081,000
Effective US and UK corporate tax rates	33%	32%
Future income tax asset	1,063,000	986,000
Valuation allowance	(1,063,000)	(986,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

7.	Commitments

a)

By agreement dated July 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,183 (GBP5,000) for a minimum of one year beginning on the agreement date above. At December 31, 2006, $57,476 (GBP30,000) was accrued. This agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after July 1, 2007, either party may terminate this agreement with one month’s advance written notice.

b)

By agreement dated July 28, 2006, the Company entered into a Supply Services Contract with an unrelated party for investor relations services ending December 31, 2006. The consideration for the services includes $12,000 in cash payments and 25,000 common stock of the Company. The amount of $6,000 (accrued) was payable on September 8, 2006, the execution date, and the balance of $6,000 is due within 90 days from the execution date. The 25,000 common shares was payable within 15 days from the execution date. These 25,000 shares were allotted as at September 30, 2006 at $0.25 per share and were issued in the current year.

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

In addition, the Company will issue 200,000 restricted shares in the common stock of the Company within 20 business days from October 1, 2006. These 200,000 shares were allotted as at September 30, 2006 at $0.85 per share and were issued during the current year.

The agreement will continue on a month-to-month basis, unless either party provides at least 10 business day’s written notice of non-renewal.

The value of the shares and accrued fees exceeded the actual value of services provided during the year, which resulted in a prepaid balance of $130,028 as at December 31, 2006.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2006.

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

On February 6, 2007, we completed the acquisition (the “Acquisition”) of all of the issued and outstanding shares in the capital of OY Tracebit AB (“Tracebit”) pursuant to an Equity Share Purchase Agreement dated January 31, 2007 among the Company and Capella Capital OU, Pollux OU and Tracebit Holding OY (collectively, the “Vendors”) and Tracebit in consideration for the issuance of an aggregate of 8,224,650 shares of our common stock to the Vendors.

The Acquisition represented a change in control of the Company and the business of Tracebit is the primary business of the Company subsequent to the completion of the Acquisition. A detailed description of the business of Tracebit is provided in our current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007.

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

Plan of Operations

Tracebit

We plan to expand Tracebit’s current product offering to include (i) mobile music services such as ring tones, ring back tones, video ring tones, streamed music, and full track music (ii) infotainment (mobile sport, leisure and information data services) such as video clips, streamed video, wallpapers and graphics, and picture messaging, and (iii) games.

Furthermore, we may consider acquiring an already existing portal with an existing user base and a proven business model, where Tracebit would aim to create a one stop shop for purchasing content and an online mobile community where users interact with each other, anywhere, anytime, and expand their social network on a daily basis using services like mobile messaging, blogging, user profiles, friends, groups, picture, video & music sharing, downloadable free mobile content, downloadable premium mobile content and multi-player games that the portal would offer. We plan to leverage this community as a media channel for advertisers and act as a merchant for mobile content providers.

We plan to introduce additional revenue streams for Tracebit to the completed online portal to further increase the interaction between the community’s members, thus helping to attract new individual &

business users. We plan to source value adding partnerships with leading VOIP and mobile T.V service providers. These services would be added into the current messaging portfolio of MobileMail SMS based communication solutions to initiate the development of a truly interactive multi media messaging interface, providing additional revenue through direct users and branding/advertising opportunities.

Tracebit plans to achieve the following milestones in 2007 and 2008:

Phase I

  Appoint new members to the Tracebit management team to add experience in the areas of sales, marketing as well as account managers for North America, EMEA and Asia to enhance sales with current and new sales channels.

  Complete the design and start development of two new multi-interaction mobile applications and have development specifications ready for the new consumer portal. This would enable us to start developing the portal and focus on offering the users of the portal a unique gaming experience.

  Commence identification and approach shortlist of potential acquisition targets in the mobile community field (minimum user base of 400,000 to 500,000, possibly their own portal, and minimum of 5 development staff). This would enable Tracebit to kick-start the content sales to all these users and also enhance the current advertising done on the portal.

  Identify 2 new major brands for content provision and start designing and developing the branded content. These major brands would significantly enhance possibilities of signing contracts with more sales channels.

  Fund raise to support further growth.

Phase II

  Have white-label web and mobile portal with YouTube, MySpace and Blogging features ready for launch to increase revenues by enabling direct consumer sales and enhanced advertising.

  Complete partnership deals with leading mobile content providers, adding gaming titles and the latest video and audio content to sell additional content through current sales channels to enhance possibilities when selling content to new customers and drive revenues up through having a larger portfolio to sell to current customers.

  Expand reach in North America by signing up partnership deals with US and Canadian based mobile service providers to capture opportunities in the growing mobile content market in US and Canada.

  Have identified and signed a letter of interest with first acquisition target being a mobile community.

  Initiate online and mobile marketing campaign through affiliate marketing agencies and pay per click campaigns; online search engines for the Tracebit portal to increase traffic to and the user base of the portal.

  Complete a new multi-interaction mobile application.

  Fund raise to support further growth.

  Update and distribute marketing material to reflect additional product offerings to support sales efforts.

Phase III

  North American and Asian sales offices fully operational, generating first revenues.

  Full launch of branded multimedia content and messaging portal in Europe.

  Signed contracts with a number of large media agencies to source advertising inventory for Advercontent application to enable an increase in revenues from advertising.

  Launch Adverwrapper application and commence distribution of Advercontent.

  Complete a new multi-interaction mobile application, to attract new users as this application enhances the product offering of the portal.

  Complete additional financing of between $1.5 million to $2 million to support the continued growth of Tracebit.

Phase IV

  Increase sales personnel in North America, Europe and Asian offices to widen the sales network.

  Full launch of branded multimedia content & messaging portal in U.S. and Canada and Asia to support further growth in these markets while also capturing direct consumers and advertising.

  Latin American sales office fully operational to increase the sales effort in this region and lead to more sales channels.

  Completion of branded content based on the two major brands identified to strongly impact sales efforts in making the offering even more attractive.

  Identify four new major brands to be attached to new content and start designing and developing the content.

MobileMail SMS Messaging

Our plan of operations for the next twelve months for our MobileMail SMS messaging business is to complete the following objectives within the time periods and within the budgets specified:

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

Our planned expenditures over the next twelve months in the amount of $1,500,000 will exceed its cash reserves and working capital. We presently does not have sufficient cash to fund its operations for more than the next month. We anticipate that we will require additional financing in the amount of approximately $1,600,000 in order to enable it to sustain its operations for the next twelve months. We are currently seeking additional financing, however, there can be no assurance that we will obtain such financing in the amount required or on terms favourable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

Beyond the next twelve months, we will be required to obtain additional financing in order to continue our plan of operations as we anticipate that we will not earn any substantial revenues in the foreseeable future. We believe that debt financing will not be an alternative for funding our plan of operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. Even if we are successful in obtaining equity financing to fund our plan of operations, there is no assurance that we will obtain the funding necessary to pursue the plan of operations. If we do not obtain additional financing, we may be forced to abandon our business activities and plan of operations.

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

Results Of Operations – Three months Ended December 31, 2006 and 2005

The following results of operations do not reflect our acquisition of Tracebit which was completed effective February 6, 2007.

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

			Cumulative
			from
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2006	2005	2006

	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$3,481	$2,099	$14,395

General and Administrative Expenses
Accounting and auditing	29,679	57,232	225,369
Bank charges	501	-	1,532
Depreciation	175	166	1,614
Development costs	-	-	10,307
Filing fees	668	2,063	10,616
Intellectual property (Note 2a)	-	2,500,000	2,500,000
Investor relations	4,694	-	12,250
Legal	5,399	4,328	63,464
Management and consulting	97,442	2,247	163,457
Office and information technology	725	712	14,591
Rent	2,874	2,624	25,680
Salaries and wages	5,113	17,265	126,662
Shareholder information	-	-	2,606
Transfer agent fees	160	-	285

Travel and promotion	-	130	26,446
Total General and Administrative
Expenses	147,430	2,586,767	3,184,879

Loss from Operations	(143,949)	(2,584,668)	(3,170,484)

Other Income (Expense)
Gain on settlement of debt	5,109	-	5,109
Interest expense	(596)	(1,359)	(7,128)
Foreign exchange loss	(1,080)	-	(3,327)

Net Loss for the period	$(140,516)	$(2,586,027)	$(3,175,830)

Sales

We generated our sales of $3,481 from sales of our MobileMail messaging solutions in the first three months of fiscal 2007. These revenues were comprised of monthly license fees that we earned through our re-seller agreement with MIRA Networks, our South African distribution partner.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses decreased during the three month period ended December 30, 2006 compared to the comparable period of fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006.

Intellectual Property

We did not incur any expenses on any intellectual property. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Securities Exchange Act of 1934 including the preparations and filings of our quarterly reports with the SEC.

Management and Consulting

Management and consulting expenses are primarily comprised of consulting fees that we pay to Debondo Capital Limited and to other consultants on account of consulting services.

Management and consulting expenses increased significantly to $97,442 for the three month period ended December 31, 2006 compared to $2,247 for the three month period ended December 31, 2005, which increase reflects the consulting agreements that we entered into in fiscal 2006. We anticipate that management and consulting expenses will increase during fiscal 2007.

Office and Information Technology

Office and information technology expenses include expenses associated with the development and testing of the MobileMail software.

Office and information technology expenses increased slightly during the three month period ended December 31, 2006 compared to the comparable period for fiscal 2006.

Rent

Our rent expense is attributable to amounts paid to Outlander Management and Azuracle on account of our rent of share office premises in London, England. Our contract with Outlander Management was replaced with our agreement with Azuracle in July 2005.

Our rent expenses increased to $2,874 for the first three months of fiscal 2007 compared to $2,624 for the first three months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Gary Flint, our sole executive officer and employee.

Our salaries and wages decreased to $5,113 during the first three months of fiscal 2007 compared to $17,265 during the first three months of fiscal 2006, which decrease reflected the agreement of Mr. Flint to forgo his salary effective April 1, 2006.

Liquidity and Financial Resources

We had cash of $7,011 and a working capital deficiency of $70,272 as at December 31, 2006, compared to cash of $23 and a working capital deficit of $5,249 as at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $1,500,000, as outlined above under the heading “Plan of Operations”. While this amount will be offset by any gross profits that we earn from sales of our MobileMail messaging solutions, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently have sufficient cash to fund our operations for the next two months. However, we anticipate that we will require additional financing in the approximate amount of $1,600,000 order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $102,423 in operating activities during the first three months of fiscal 2007 compared to cash used of $75,247 in operating activities during the first three months of fiscal 2006.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first three months of fiscal 2007 and the first three months of fiscal 2006.

Cash from Financing Activities

We generated cash of $113,185 from financing activities during the first three months of fiscal 2007 compared to cash of $1,974 generated from activities during the first three months of fiscal 2006.

Cash generated from financing activities during the first three months of fiscal 2007 was primarily attributable to shares issued for cash.

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

Item 3.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participations of our former Chief Executive Officer and Chief Financial Officer, Mr. Gary Flint. Based upon that evaluation, both our current and former Chief Executive Officers and Chief Financial Officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended December 31, 2006.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following sales of securities without registration under the Securities Act of 1933 during the quarter ended December 31, 2006:

On October 26, 2006, we issued an aggregate of 400,000 shares of our common stock and warrants to purchase an additional 400,000 shares of our common stock for a one year term pursuant to the conversion of convertible notes that were issued by us in March 2006. Of the warrants issued, warrants to purchase 200,000 shares are exercisable at a price of $0.25 per share and warrants to purchase 200,000 shares are exercisable at a price of $0.50 per share. These securities were issued pursuant to Section 3(a)(9) of the Act. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares issued to the investors upon conversion of the convertible notes and the warrant shares issuable upon exercise of the warrants. This registration statement has not been filed to date.

By agreement dated August 14, 2006, we entered into a one-year consulting agreement with an unrelated party. The monthly payments for general consulting services are $12,500 for six consecutive months beginning October 1, 2006 and $25,000 (accrued) on execution of the agreement. In addition, we were obligated to issue 200,000 restricted shares in the common stock within 20 business days from October 1, 2006. These 200,000 shares were allotted as at September 30, 2006 at $0.85 per share and were issued on November 2, 2006. The issuance of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the consulting agreement was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. The investor, as condition of receiving the shares: (i) represented its intention to acquire the securities for investment only and not with a view toward distribution, (ii) represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person, (iii) agreed to the endorsement of restrictive legends on the certificates representing the shares to be issued confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the investor.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended December 31, 2006.

Item 5.       Other Information

None

Item 6.       Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

7.1(3)	Letter of Staley Okada & Partners, Chartered Accountants dated April 11, 2006

10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.2(1)	Employment Agreement between MobileMail UK and Gary Flint dated July 26, 2004

10.3(1)	Loan Agreement dated October 8, 2003 between MobileMail UK and MobileMail Inc.

10.4(1)	Debt Settlement Agreement dated May 9, 2005 between MobileMail UK and MobileMail Inc.

10.5(2)	Share Exchange Agreement dated May 23, 2005, as amended, among Maxtor Holdings Inc., MobileMail Limited and the stockholders of MobileMail Limited

10.6(1)	Asset Purchase Agreement dated November 1, 2005 between MobileMail (US) Inc. and MobileMail Inc. Inc.

10.7(1)	Termination and Release Agreement dated November 30, 2005 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.8(2)	Debenture Agreement dated October 8, 2003 between Mobilemail Limited and Mobilemail Inc. evidencing the indebtedness of Mobilemail Limited under the Loan Agreement

10.9(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management

Exhibit
Number	Description of Exhibit

10.10(2)	Sales Referral Agreement dated May 19, 2005 for a term of 18 months between Mobilemail Limited and Equal Mobile Limited

10.11(2)	Sales Referral Agreement dated May 19, 2005 and for a period of 18 months between Mobilemail Limited and Creon Digital UK

10.12(2)

Reseller Agreement dated June 14, 2005 for an initial period of 12 months between Mobilemail Limited and Zeno DA for the creation and maintenance of the CorporateSMS interface and resale of MailSMS and EasySMS licenses

10.13(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.

10.14(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.

10.15(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks

10.16(2)	Closing Agreement dated August 31, 2005 amongst the Company and MobileMail UK and the shareholders of MobileMail UK

10.17(2)	Subscription agreement between the Company and Debra Rosales dated April 8, 2005 relating to the Company's private offering of 500,000 shares

10.18(2)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of securities

10.19(2)	Form of subscription agreement relating to the Company's August 31, 2005 private offering of securities

10.20(4)	Form of Regulation S Securities Purchase Agreement for Convertible Notes

10.21(5)	Equity Share Purchase Agreement between Capella Capital OU, Pollux OU and Tracebit Holding OY and the Company and OY Tracebit AB dated January 31, 2007 (1)

10.22(6)	Employment Agreement between the Company and Simon Adahl dated January 31, 2007

10.23(6)	Employment Agreement between the Company and Miro Wikgren dated January 31, 2007

10.24(6)	Consultant Agreement between the Company and Peter Ahman dated February 1, 2007

10.25(6)	Consultant Agreement between the Company and Gary Flint dated February 6, 2007

10.27(6)	2007 Incentive Stock Option Plan

31.1(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on December 16, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to registration statement on Form SB-2 filed with the Commission on January 26, 2006.
(3)	Filed as an exhibit to our Form 8-K filed with the Commission on April 12, 2006
(4)	Filed as an exhibit to registration statement on Form SB-2 filed with the Commission on April 28, 2006.

(5)	Filed as an exhibit to our Form 8-K filed with the Commission on February 5, 2007
(6)	Filed as an exhibit to our Form 8-K filed with the Commission on February 12, 2007
(7)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEMAIL (US) INC.

By:	/s/ Peter Ahman
Peter Ahman
Chief Executive Officer and Chief Financial Officer
Date: February 16, 2007