Form 10QSB
period 2007-03-31
MOBILEMAIL (US) INC.
filed 2007-05-21
CIK 1343460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

[     ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-51855

MOBILEMAIL (US) INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
No.)

Suite 5.12, 130 Shaftesbury Avenue
London, England	WID 5EU
(Address of principal executive offices)	(Zip Code)

+44(0)20 7031 1193
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[   ] No[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ] No[ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 37,621,402 shares of common stock as of May 16, 2007.

Transitional Small Business Disclosure Format (check one): Yes[   ] No[ X ]

MOBILEMAIL (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2007

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our MobileMail messaging solutions, our ability to successfully market our MobileMail messaging solutions, our ability to continue development and upgrades to the MobileMail software and technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on April 28, 2006, as amended, our Form 10-KSB filed with the SEC on January 12, 2007, our Form 8-Ks filed with the SEC on March 15, March 30 and April 30, 2007, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited condensed consolidated interim financial statements of Mobilemail (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

MOBILEMAIL (US) INC.

(Formerly Maxtor Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-i

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$4,379	$23
Accounts receivable	68,404	5,618
VAT receivable	2,712	2,392
Prepaid expense	149,901	164,187
	225,396	172,220

Equipment, net of $1,924 accumulated depreciation	346	685
	$225,742	$172,905

LIABILITIES
Current
Accounts payable	$179,665	$62,364
Accrued liabilities	87,890	44,049
Accrued interest	757	4,679
Loans payable	25,589	-
Due to related parties (Note 4)	310,124	66,377
	604,025	177,469

Convertible Promissory Notes Payable	-	100,000

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Common Stock (Note 3)
Authorized: 100,000,000 shares with $0.001 par value
Issued : 37,621,402 (September 30, 2006 - 28,498,600)	37,622	28,499
Additional paid-in capital	3,121,975	2,906,559
Share subscriptions received	500	-
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(11,206)	(4,308)
Deficit - Accumulated during the development stage	(3,527,174)	(3,035,314)
	(378,283)	(104,564)
	$225,742	$172,905

Contingency (Note 1)
Subsequent Event (Note 6)

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	August 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007

Sales	$27,810	$3,154	$31,291	$5,253	$41,205

Direct Costs	(3,062)	-	3,062	-	3,062

Gross Profit	24,748	3,154	28,229	5,253	39,143

General and Administrative Expenses
Accounting and auditing	32,009	26,804	61,688	84,036	257,378
Bank charges	307	-	808	-	1,839
Depreciation	193	166	368	332	1,807
Research and development costs	32,594	-	32,594	-	42,901
Filing fees	1,539	6,904	2,207	8,967	12,155
Intellectual property	-	-	-	2,500,000	2,500,000
Investor relations	22,880	-	27,574	-	35,130
Legal	29,930	21,799	.35,329	26,127	93,394
Management and consulting	142,460	-	239,902	2.247	305,917
Office and information technology	4,111	662	4,836	1,375	18,702
Rent	2,931	2,629	5,805	5,253	28,611
Salaries and wages	52	17,297	5,165	34,562	126,714
Sales and marketing	22,151	-	22,151	-	22,151
Shareholder information	1,490	-	1,490	-	4,096
Transfer agent fees	1,260	-	1,420	-	1,545
Travel and promotion	2,075	-	2,075	129	28,521
Total General and Administrative
Expenses	295,982	76,261	443,412	2,663,028	3,480,861

Loss from Operations	(271,234)	(73,107)	(415,183)	(2,657,775)	(3,441,718)

Other Income (Expense)
Gain on settlement of debt	-	-	5,109	-	5,109
Interest expense	(581)	(169)	(1,177)	(1,528)	(7,709)
Write-down of goodwill (Note 2)	(77,953)	-	(77,953)	-	(77,953)
Foreign exchange loss	(1,576)	(1,255)	(2,656)	(1,255)	(4,903)

Net Loss	$(351,344)	$(74,531)	$(491,860)	$(2,660,558)	$(3,527,174)

Weighted Average Shares Outstanding
– basic and diluted	34,119,606	28,273,600	31,438,658	24,871,402

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.11)

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from
			Incorporation
	For the Six	For the Six	August 21,
	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,
	2007	2006	2007
Operating
Net Loss	$(491,860)	$(2,660,558)	$(3,527,174)
Items not involving cash:
Depreciation	368	332	1,807
Write-down of goodwill	77,953	-	77,953
Shares issued for consulting services	-	-	41,715
Interest on promissory notes	-	919	1,508
Shares issued for intellectual property	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(33,492)	(5,219)	(39,110)
VAT receivable	(320)	(37)	(2,712)
Prepaid expense	79,805	-	79,805
Accounts payable	108,024	75,710	145,388
Accrued liabilities	(78,123)	(21,955)	(44,101)
Accrued interest	(3,922)	-	757
	(341,567)	(110,808)	(764,164)
Investing
Acquisition of property and equipment	-	-	(2,124)
Cash acquired on purchase of Maxtor
Holdings Inc.	-	-	118,365
Cash acquired on purchase of OY Tracebit AB	5,225	-	5,225
	5,225	-	121,466
Financing
Due to Maxtor Holdings Inc.	-	-	19,105
Convertible promissory notes	-	100,000	100,000
Advances from unrelated party	25,589	-	25,589
Advances from related party	196,998	(4,682)	263,320
Loan from related party	-	-	111,867
Share subscription received	500	-	500
Share issuances for cash	124,538	-	137,931
	347,625	95,318	658,312
Effect of exchange rate changes on cash
and cash equivalents	(6,927)	(1,451)	(11,235)

Net Increase (Decrease) in Cash	4,356	(16,941)	4,379
Cash - Beginning	23	124,986	-
Cash - Ending	$4,379	$108,045	$4,379

Supplemental cash flow information (Note 5)

- See Accompanying Notes -

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

1.	Basis of presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended March 31, 2007, the Company has working capital deficiency of $378,629, an accumulated deficit of $3,527,174 and has incurred an accumulated operating cash flow deficit of $764,164 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for the interim financial and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Acquisition

On February 6, 2007, the Company completed the acquisition of all of the issued and outstanding shares in the capital of OY Tracebit AB (“Tracebit”), a company incorporated under the laws of Finland, pursuant to an Equity Share Purchase Agreement dated January 31, 2007 among the Company and Capella Capital OÜ, Pollux OÜ and Tracebit Holding OY (collectively, the “Vendors”) and Tracebit in consideration for the issuance of an aggregate of 8,224,650 shares of our common stock to the Vendors. The Consideration represented 22% of the issued share capital of the Company. The value of the net assets of Tracebit acquired by the Company is the same as their historical book value, being $1 which is the value assigned to the 8,224,650 shares issued and representing management’s estimate of fair value.

The Acquisition was accounted for using the purchase method and the consolidated statements of operations and cash flows include the results of operations of Tracebit from February 6, 2007 to March 31, 2007.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

2.	Acquisition (cont’d…)

The purchase price was allocated to the following assets and liabilities:

Cash	$5,225
Accounts receivable	29,294
Prepaids	65,519
Goodwill	77,953
Total Assets	$177,991

Accounts payable	$9,277
Accrued liabilities	121,964
Due to related party	46,749
Total Liabilities	$177,990

Net Assets	$1

3.	Capital Stock

a)

On October 19, 2006, the Company issued 400,000 common shares and warrants to purchase an additional 400,000 shares of our common stock for a one year term in full settlement of the $100,000 convertible promissory notes. Of the warrants issued, warrants to purchase 200,000 shares are exercisable at a price of $0.25 per share and warrants to purchase 200,000 shares are exercisable at a price of $0.50 per share. The earned interest on the notes was forgiven during the current period.

	b)	On January 12, 2007, the Company issued 411,156 common shares for gross proceeds of $102,789.

c)

On February 6, 2007, the Company issued 8,224,650 common shares for the acquisition of Tracebit valued at the net assets value of Tracebit which correspond to the fair value of Tracebit, that being $1 (Note 2).

	d)	On March 9, 2007, the Company issued 86,996 common shares for gross proceeds of $21,749.

	e)	As at March 31, 2007, the Company had received share subscriptions to purchase 2,000 common shares for gross proceeds of $500.

	f)	Stock Option Plan

On February 8, 2007, the Company adopted a 2007 Stock Option Plan (the “Plan”). The purpose of the Plan is to enhance the long term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants and any Related Company (as defined in the Plan) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success and to encourage them to remain in the service of the Company or a Related Company. The number of shares available for issuance under the Plan is 4,100,000 shares. The Plan is administered by the Company’s board or a committee appointed by, and consisting of two or more members of, the board. The Plan administrator has the authority, in its discretion, to determine all matters relating to options granted under the Plan, including the selection of individuals to be granted options, the type of options, the number of shares subject to an option and all terms, conditions, restrictions and limitations of an option granted under the Plan.

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

3.	Capital Stock (cont’d...)

	f)	Stock Option Plan (cont’d...)

There were no stock options granted during the current year and none were outstanding as at March 31, 2007 and September 30, 2006.

4.	Related Party Balances and Transactions

a)

The amounts due to related parties of $310,124 (September 30, 2006 - $66,377) are non-interest bearing and due on demand and are payable to directors, officers or companies with directors or officers in common with the Company.

b)

By employment agreement dated July 26, 2004, the Company agreed to pay the Managing Director $64,166 (GBP 35,000) per annum and issuing 236,143 common shares every three months to a maximum of 1,416,867 shares. As at September 30, 2006, the maximum common shares have been issued. During the six months ended March 31, 2007, $5,017 (March 31, 2006 - $30,640) was paid to the Managing Director in cash. This employment agreement was terminated upon the acquisition of Tracebit.

	c)	During the six months ended March 31, 2007, the Company paid or accrued the following fees:

i)

$58,527 (March 31, 2006 - $Nil) for consulting fees and salaries paid to directors and officers of the Company according to the contracts entered into by the Company upon the acquisition of Tracebit; and

	ii)	$5,805 (March 31, 2006 - $Nil) for rent to a company with directors in common with a corporate shareholder of the Company.

5.	Supplemental Cash Flow Information

			Cumulative
			From
			Incorporation
	For the Six	For the Six	August 21,
	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,
	2007	2006	2007
Non cash items:

Conversion of promissory notes	$100,000	$-	$100,000
Income Taxes Paid	$-	$-	$-
Interest Paid	$420	$-	$941

6.	Subsequent Event

By agreement dated April 24, 2007, the Company entered into a letter of intent with txtNation Ltd. (“TxtNation”) and Jonathon Rowsell and Michael Whelan. TxtNation is a UK based provider of mobile messaging and billing solutions. Jonathon Rowsell and Michael Whelan are principal shareholders of TxtNation (the “Principal Shareholders”).

Mobilemail (US) Inc.
(Formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

6.	Subsequent Event (cont’d…)

The letter of intent contemplates the acquisition of up to 49% of the shares of TxtNation from the Principal Shareholders in consideration for an aggregate of $2,453,125 (GBP 1,250,000 converted at 1.9625) in cash and the issuance of shares of common stock with a value of $7,000,000. The Company would acquire an initial 20% of the issued and outstanding shares of TxtNation by the payment of GBP 500,000 in cash and the issuance of shares of common stock with a value of $4,000,000. Upon completion of this initial acquisition, the Company would be granted the option exercisable up to December 31, 2007 to acquire a further 29% of the issued and outstanding shares of TxtNation by the payment of GBP 750,000 in cash and the issuance of shares of common stock with a value of $3,000,000.

The closing of the proposed initial acquisition of a 20% interest would be subject to the completion by the Company of a financing for total proceeds of at least $1,500,000. Closing of the initial acquisition of a 20% interest in TxtNation would follow within five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than July 31, 2007. The closing of the acquisition of the additional 29% interest in TxtNation will occur within five business days following the date of exercise of the option by the Company.

The proposed acquisition is subject to due diligence review by both parties, entering into a formal agreement for the acquisition and approval by both companies’ board of directors.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended March 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended March 31, 2007.

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

We appointed three new directors to our board of directors as a result of the completion of the Acquisition, each whom was a principal shareholder of Tracebit. The business of Tracebit has been our primary business subsequent to the completion of the Acquisition. A detailed description of the business of Tracebit is provided in our current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007.

We were incorporated on April 1, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiaries, Mobilemail Limited. (“Mobilemail UK”) and Tracebit. MobileMail UK is incorporated and headquartered in the United Kingdom. Tracebit is incorporated and headquartered in Finland. Our principal office is located at Suite 5.12, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44 (0)20 7031 1193 and our fax number is +44 (0)20 7031 1199.

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

  Commence identification and approach shortlist of potential acquisition targets in the mobile community field (minimum revenue of US$1,000,000 per annum, specializing in applications and mobile content, have own portal, minimum of 5 development staff). This would enable Tracebit to kick-start the development of their own branded content portal as well as adding additional sales channels to all existing clients.

  Identify 2 new major brands for content provision and start designing and developing the branded content. These major brands would significantly enhance possibilities of signing contracts with more sales channels.

  Initiate fund raising activity with the objective of raising further financing to support further growth.

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

  Have identified and signed a letter of interest with first acquisition target within the mobile community.

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

Our planned expenditures over the next twelve months in the amount of $1,500,000 will exceed our cash reserves and working capital. We presently does not have sufficient cash to fund its operations for more than the next month. We anticipate that we will require additional financing in the amount of approximately $1,900,000 in order to enable us to sustain our operations for the next twelve months in view of our plan of operations and our account deficit. This does not include any financing required to fund our proposed acquisition on TxTNation, as described below. We are currently seeking additional financing, however, there can be no assurance that we will obtain such financing in the amount required or on terms favourable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

Recent Corporate Developments

Staley, Okada & Partners, Chartered Accountants (“Staley, Okada”) resigned as principal independent registered public accounting firm of the Company effective January 16, 2007. As a result of this resignation, we engaged Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our principal independent registered public accounting firm effective January 22, 2007. The decision to change our principal independent registered public accounting firm was approved by our board of directors.

On January 31, 2007, we entered into an Employment Agreement with Mr. Miro Wikgren, an officer of Oy Tracebit AB, whereby Mr. Wikgren was appointed as the Chief Technical Officer concurrent with his appointment as a director of the Company. A copy of the Employment Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2007.

On January 31, 2007, we entered into an Employment Agreement with Mr. Simon Ådahl, an officer of Oy Tracebit AB, whereby Mr. Ådahl was appointed as the Chief Marketing Officer concurrent with his appointment as a director of the Company. A copy of the Employment Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2007.

On February 6, 2007, pursuant to the acquisition of Oy Tracebit AB, Mr. Peter Åhman was appointed as a director and President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company in replacement of Mr. Gary Flint, who has remained as a director of the Company.

On March 9, 2007, we entered into a Consultant Agreement with Mr. Nigel Nicholas whereby Mr. Nicholas was retained to provide consulting services to the Company pursuant to the terms and subject to the conditions of the Consultant Agreement. A copy of the Consultant Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 15, 2007. In accordance with the terms of the Consultant Agreement, Mr. Nicholas was appointed as a director of the Company.

On March 14, 2007, we entered into a Consultant Agreement with Mr. Ian Downie whereby Mr. Downie was retained to provide consulting services to the Company pursuant to the terms and subject to the conditions of the Consultant Agreement. A copy of the Consultant Agreement was filed an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2007. In accordance with the terms of the Consultant Agreement, Mr. Downie was appointed as a director of the Company.

Accordingly, we have increased the number of our directors to six and the current directors of the Company are, Gary Flint, Peter Åhman, Simon Ådahl, Miro Wikgren, Nigel Nicholas and Ian Downie.

Proposed Acquisition of TxTNation Ltd.

On April 24, 2007, we entered into a letter of intent with TxtNation Ltd. and Jonathan Rowsell and Michael Whelan. TxtNation is a UK based provider of mobile messaging and billing solutions. Jonathan Rowsell and Michael Whelan are principal shareholders of TxtNation (the “Principal Shareholders”).

The letter of intent contemplates the acquisition by us of up to 49% of the shares of TxtNation from the Principal Shareholders in consideration for an aggregate of GBP 1,250,000 in cash and the issuance of shares of our common stock with a value of $7,000,000. We would acquire an initial 20% of the issued and outstanding shares of TxtNation by the payment of GBP 500,000 in cash and the issuance of shares of our common stock with a value of $4,000,000. Upon completion of this initial acquisition, we would be granted the option exercisable up to December 31, 2007 to acquire a further 29% of the issued and outstanding shares of TxtNation by the payment of GBP 750,000 in cash and the issuance of shares of our common stock with a value of $3,000,000. The payments and share issuances required to exercise this option would be made as follows:

Date of Payment	Cash Payment (GBP)	Shares to be issued to value of
Closing Date of Acquisition of Additional 29% Interest	£500,000	$1,500.000
6 month Anniversary of Closing	£250,000	$1,500,000
TOTAL	£750,000	$3,000,000

If we exercised our option, we would own an aggregate of 49% of the issued and outstanding shares of TxtNation.

The closing of the proposed initial acquisition of a 20% interest would be subject to the completion by us of a financing for total proceeds of at least US$1,500,000. Closing of the initial acquisition of a 20% interest in TxtNation would follow within five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than July 31, 2007. The closing of the acquisition of the additional 29% interest in TxtNation will occur within five (5) business days following the date of exercise of the option by us. It will be a further condition of closing that TxtNation will have delivered to us financial statements of TxtNation in the form required to be filed by us with the United States

Securities and Exchange Commission (the “SEC”) in accordance with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

The letter of intent further provides that the proposed acquisition is expressly subject to:

  a satisfactory due diligence review by each of the Company, TxtNation and the Principal Shareholders;

  the negotiation, execution and delivery of a definitive equity share purchase and option agreement between the parties to the letter of intent and any other shareholders of TxtNation that would include the terms and conditions set forth in the term sheet attached to the letter of intent; and

  the approval of the respective boards of directors of each of the Company and TxtNation.

If the acquisition of the initial 20% interest is completed, TxtNation will have the right to appoint two persons to our board of directors. If the option to acquire the additional 29% interest is not exercised, this right shall drop to the right to appoint one director. We will have the right to appoint one person to TxtNation’s board of directors.

Each party has agreed to use their best efforts to negotiate the definitive agreement which will set forth the terms and conditions of the share exchange and the option within thirty days of the date of the letter of intent, being May 24, 2007. Until such time as a definitive agreement is signed, none of the parties to the letter of intent will be legally bound to complete the acquisition transaction. The definitive agreement has not been signed as of the date of this Quarterly Report.

There is no assurance that we will be able to conclude and enter into a definitive share exchange and option agreement for the acquisition of an interest in TxtNation. Further, even if we do enter into a definitive agreement, there is no assurance that we will be able to raise the financing necessary to complete the acquisition or otherwise complete the acquisition. If we are successful in acquiring the initial 20% interest in TxtNation, there is no assurance that we will be able to exercise our option to acquire the additional 29% interest in TxtNation.

The foregoing summary of the proposed TxtNation transaction does not purport to be a complete statement of the parties’ rights and obligations under the letter of intent nor the transactions contemplated thereby, and is qualified in its entirety by reference to the letter of intent, a copy of which is attached as an exhibit to our current report on Form 8-K filed with the SEC on April 30, 2007.

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

On February 6, 2007, we completed the acquisition of Tracebit. Our financial statements for the three and six months ended March 31, 2007 include the results of operations of Tracebit from February 6, 2007 to March 31, 2007.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

MobileMail SMS Messaging

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

Mobile games

In accordance with Emerging Issues Task Force, or EITF, No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the net amount the carrier reports as payable upon the sale of our games, which is net of any service or other fees earned and deducted by the carriers. The Company may estimate some revenues from mobile operators/VARs in the current period when reasonable estimates of these amounts can be made. Some mobile operators/VARs provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the Company recognizes revenues upon the receipt of a mobile operator/VAR revenue report and when the Company’s portion of the game licensed revenues are fixed or determinable and collection is probable. If the Company deems a mobile operator/VAR not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

Foreign Currency Translations

Our functional currency is pounds sterling (“GBP”), Euro and the U.S. dollar. Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars as follows:

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

Results Of Operations – Six months Ended March 31, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 are to our fiscal year ended September 30, 2006.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	August 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$27,810	$3,154	$31,291	$5,253	$41,205

Cost of Sales	(3,062)	-	3,062	-	3,062

Gross Profit	24,748	3,154	28,229	5,253	39,143

General and Administrative Expenses
Accounting and auditing	32,009	26,804	61,688	84,036	257,378
Bank charges	307	-	808	-	1,839
Depreciation	193	166	368	332	1,807
Research and development costs	32,594	-	32,594	-	42,901
Filing fees	1,539	6,904	2,207	8,967	12,155
Intellectual property (Note 2)	-	-	-	2,500,000	2,500,000
Investor relations	22,880	-	27,574	-	35,130
Legal	29,930	21,799	35,329	26,127	93,394
Management and consulting	142,460	-	239,902	2.247	305,917
Office and information technology	4,111	662	4,836	1,375	18,702
Rent	2,931	2,629	5,805	5,253	28,611
Salaries and wages	52	17,297	5,165	34,562	126,714
Sales and marketing	22,151	-	22,151	-	22,151
Shareholder information	1,490	-	1,490	-	4,096
Transfer agent fees	1,260	-	1,420	-	1,545
Travel and promotion	2,075	-	2,075	129	28,521
Total General and Administrative
Expenses	295,982	76,261	443,412	2,663,028	3,480,861

Loss from Operations	(271,234)	(73,107)	(415,183)	(2,657,775)	(3,441,718)

Other Income (Expense)
Gain on settlement of debt	-	-	5,109	-	5,109
Interest expense	(581)	(169)	(1,177)	(1,528)	(7,709)
Write-down of goodwill	(77,953)	-	(77,953)	-	(77,953)
Foreign exchange loss	(1,576)	(1,255)	(2,656)	(1,255)	(4,903)

Net Loss	(351,344)	(74,531)	(491,860)	(2,660,558)	(3,527,174)

Sales

We generated our sales of $31,291 from sales of our MobileMail messaging solutions and from sales of games developed by Tracebit during the six month period ended March 31, 2007. The sales includes

Tracebit sales from February 6th 2007, the date of closing of the acquistion of Tracebit. These revenues were comprised of monthly license fees that MobileMail Ltd earned through our re-seller agreement for the sales of MobileMail software and royalty fees and licenses fees earned for the sales of games through Tracebit’s distribution and re-seller agreements.

Cost of Sales

Cost of sales are comprised of license fees paid to brand owners for the sale of games with their brand attached.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses decreased to $61,688 for the six month period ended March 31, 2007 compared to $84,036 for the six month period ended March 31, 2006. These fees are attributable mainly to auditing, legal, accounting and regulatory compliance expenses.

Research and Development Costs

Research and development costs are primarily comprised of salaries paid to Tracebit’s development personnel and contract developers which relates to the development of games by Tracebit.

Research and development costs increased significantly to $32,594 for the six month period ended March 31, 2007 compared to $0.00 for the six month period ended March 31, 2006, which increase reflects the salaries paid to Tracebit’s development personnel,consultant fees to contract developers and other expenses related to Tracebit’s development during the six month period ended March 31, 2007.

Intellectual Property

We did not incur any expenses on any intellectual property. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Investor relations

Investor relations expenses are primarily comprised of fees paid to PR firms for writing press releases and of costs for releasing them and other public relation activities.

Investor relations expenses increased significantly to $27,574 for the six month period ended March 31, 2007 compared to $0.00 for the six month period ended March 31, 2006, which increase reflects our increased investor relation activity during the six month period ended March 31, 2007.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Exchange Act including the preparations and filings of our quarterly and annual reports with the SEC.

Management and Consulting

Management and consulting expenses are primarily comprised of consulting fees that we pay to Debondo Capital Limited and to other consultants on account of consulting services.

Management and consulting expenses increased significantly to $239,902 for the six month period ended March 31, 2007 compared to $2,247 for the six month period ended March 31, 2006, which increase reflects the consulting agreements that we entered into during the six month period ended March 31, 2007.

Office and Information Technology

Office and information technology expenses include expenses associated with the development and testing of the MobileMail software and rent for Tracebit Office.

Office and information technology expenses increased to $4,836 for the six month period ended March 31, 2007 compared to $1,375 for the six month period ended March 31, 2006.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England.

Our rent expenses increased slightly to $5,805 for the six month period ended March 31, 2007 compared to $5,253 for the six month period ended March 31, 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Gary Flint, one of our executive officers and consultant.

Our salaries and wages decreased to $5,165 during the six month period ended March 31, 2007 compared to $34,562 during the six month period ended March 31, 2006, which decrease reflected the agreement of Mr. Flint to forgo his salary as of April 1, 2006.

Liquidity and Financial Resources

We had cash of $4,379 and a working capital deficit of $378,629 as at the six month period ended March 31, 2007, compared to cash of $23 and a working capital deficit of $5,249 as at fiscal year ended September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $1,900,000, as outlined above under the heading “Plan of Operations”. While this amount will be offset by any gross profits that we earn from sales of our MobileMail messaging solutions and Tracebit’s mobile content consisting primarily of mobile games, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently do not have sufficient cash to fund our operations for the next two month and we anticipate that we will require additional financing in the approximate amount of $240,000 order to enable us to sustain our operations for the next three months.

Cash used in Operating Activities

We used cash of $341,567 in operating activities during the six month period ended March 31, 2007 compared to cash used of $110,808 during the six month period ended March 31, 2006.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We used cash of $5,225 in investing activities during the six month period ended March 31, 2007. We did not use any cash in investing activities during the six month period ended March 31, 2006.

Cash from Financing Activities

We generated cash of $347,625 from financing activities during the six month period ended March 31, 2007 compared to cash of $95,318 generated from activities during the six month period ended March 31, 2006. Cash generated from financing activities during these periods was primarily attributable to advanced from related parties and shares issued for cash.

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

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer, Mr. Peter Åhman. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2007.

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

We completed the following sales of securities without registration under the Securities Act of 1933 during the quarter ended March 31, 2007:

  On January 12, 2007, we completed the first tranche of a private placement with one investor of 411,156 shares at a price of US$0.25 per share for total proceeds of $102,789. This sale was completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. No commissions were paid in connection with this private placement. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

  On March 9, 2007, we completed the second and final tranche of a private placement with the same investor of 88,996 shares at a price of US$0.25 per share for total proceeds of $22,249. This sale was completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. No commissions were paid in connection with this private placement. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three month period ended March 31, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.2(1)	Employment Agreement between MobileMail UK and Gary Flint dated July 26, 2004

10.3(1)	Loan Agreement dated October 8, 2003 between MobileMail UK and MobileMail Inc.

10.4(1)	Debt Settlement Agreement dated May 9, 2005 between MobileMail UK and MobileMail Inc.

10.5(2)	Share Exchange Agreement dated May 23, 2005, as amended, among Maxtor Holdings Inc., MobileMail Limited and the stockholders of MobileMail Limited

10.6(1)	Asset Purchase Agreement dated November 1, 2005 between MobileMail (US) Inc. and MobileMail Inc. Inc.

10.7(1)	Termination and Release Agreement dated November 30, 2005 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.8(2)	Debenture Agreement dated October 8, 2003 between Mobilemail Limited and Mobilemail Inc. evidencing the indebtedness of Mobilemail Limited under the Loan Agreement

10.9(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management

10.10(2)	Sales Referral Agreement dated May 19, 2005 for a term of 18 months between Mobilemail Limited and Equal Mobile Limited

Exhibit
Number	Description of Exhibit
10.11(2)	Sales Referral Agreement dated May 19, 2005 and for a period of 18 months between Mobilemail Limited and Creon Digital UK

10.12(2)	Reseller Agreement dated June 14, 2005 for an initial period of 12 months between Mobilemail Limited and Zeno DA for the creation and maintenance of the CorporateSMS interface and resale of MailSMS and EasySMS licenses

10.13(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.

10.14(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.

10.15(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks

10.16(2)	Closing Agreement dated August 31, 2005 amongst the Company and MobileMail UK and the shareholders of MobileMail UK

10.17(2)	Subscription agreement between the Company and Debra Rosales dated April 8, 2005 relating to the Company's private offering of 500,000 shares

10.18(2)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of securities

10.19(2)	Form of subscription agreement relating to the Company's August 31, 2005 private offering of securities

10.20(3)	Form of Regulation S Securities Purchase Agreement for Convertible Notes

10.21(4)	Equity Share Purchase Agreement between Capella Capital OU, Pollux OU and Tracebit Holding OY and the Company and OY Tracebit AB dated January 31, 2007 (1)

10.22(5)	Employment Agreement between the Company and Simon Ådahl dated January 31, 2007

10.23(5)	Employment Agreement between the Company and Miro Wikgren dated January 31, 2007

10.24(5)	Consultant Agreement between the Company and Peter Åhman dated February 1, 2007

10.25(5)	Consultant Agreement between the Company and Gary Flint dated February 6, 2007

10.27(5)	2007 Incentive Stock Option Plan

10.28(6)	Consultant Agreement between the Company and Nigel Nicholas dated March 9, 2007

10.29(7)	Consultant Agreement between the Company and Ian Downie dated March 14, 2007

10.30(8)	Letter of Intent entered into between the Company, TxtNation and the Principal Shareholders on April 24, 2007

31.1(9)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(9)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on December 16, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to registration statement on Form SB-2 filed with the Commission on January 26, 2006.
(3)	Filed as an exhibit to registration statement on Form SB-2 filed with the Commission on April 28, 2006.
(4)	Filed as an exhibit to our Form 8-K filed with the Commission on February 5, 2007
(5)	Filed as an exhibit to our Form 8-K filed with the Commission on February 12, 2007
(6)	Filed as an exhibit to our Form 8-K filed with the Commission on March 15, 2007
(7)	Filed as an exhibit to our Form 8-K filed with the Commission on March 20, 2007
(8)	Filed as an exhibit to our Form 8-K filed with the Commission on April 30, 2007
(9)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEMAIL (US) INC.

By:	/s/ Peter Åhman
Peter Åhman
Chief Executive Officer and Chief Financial Officer
Date: May 21, 2007