Form 10QSB
period 2007-06-30
MobiVentures Inc.
filed 2007-08-20
CIK 1343460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

[   ]  Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-51855

MOBIVENTURES INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
No.)
Suite 3.19, 130 Shaftesbury Avenue
London, England	WID 5EU
(Address of principal executive offices)	(Zip Code)

+44(0)20 7031 1193
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 37,658,160 shares of common stock as of August 9, 2007

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

MOBIVENTURES INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Mobilemail (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

MOBIVENTURES INC.

(Formerly Mobilemail (US) Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MobiVentures Inc.
Formerly Mobilemail (US) Inc
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$9,689	$23
Accounts receivable	45,924	5,618
VAT receivable	1,972	2,392
Prepaid expense	51,629	164,187
	109,214	172,220

Equipment, net of $2,144 accumulated depreciation	162	685
	$109,376	$172,905

LIABILITIES
Current
Accounts payable	$240,517	$62,364
Accrued liabilities	111,163	44,049
Accrued interest	552	4,679
Due to related parties (Note 4)	419,916	66,377
	772,148	177,469

Loan payable (Note 5)	25,589	-
Convertible Promissory Notes Payable	-	100,000
	25,589	100,000

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock (Note 3)
Authorized: 300,000,000 shares with $0.001 par value
Issued : 37,658,160 (September 30, 2006 - 28,498,600)	37,659	28,499
Additional paid-in capital	3,213,461	2,906,559
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Other Comprehensive Loss	(13,626)	(4,308)
Deficit - Accumulated during the development stage	(3,925,855)	(3,035,314)
	(688,361)	(104,564)
	$109,376	$172,905

Contingency (Note 1)
Commitments (Note 6)
Subsequent Event (Note 8)

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Sales	$32,441	$3,272	$63,732	$8,525	$74,646

Direct Costs	(10,877)	-	(13,939)	-	(13,939)

Gross Profit	21,564	3,272	49,793	8,525	60,707

General and Administrative Expenses
Accounting and auditing	23,636	2,839	85,324	86,875	281,014
Bank charges	86	-	894	-	1,925
Depreciation	188	174	556	506	1,995
Research and development costs	24,061	-	56,655	-	66,962
Filing fees	1,249	778	3,456	9,745	13,404
Intellectual property	-	-	-	2,500,000	2,500,000
Investor relations	4,277	-	31,851	-	39,407
Legal	10,573	17,374	45,902	43,501	103,967
Management and consulting	311,013	348	550,915	2.595	616,930
Office and information technology	2,889	1,370	7,725	2,745	21,591
Rent	2,978	2,739	8,783	7,992	31,589
Salaries and wages	45	(2,033)	5,210	32,529	126,759
Sales and marketing	30,641	-	52,792	-	52,792
Shareholder information	1,459	-	2,949	-	5,555
Transfer agent fees	625	-	2,045	-	2,170
Travel and promotion	17	250	2,092	379	28,538
Total General and Administrative
Expenses	413,737	23,839	857,149	2,686,867	3,894,598

Loss from Operations	(392,173)	(20,567)	(807,356)	(2,678,342)	(3,833,891)

Other Income (Expense)
Gain on settlement of debt	-	-	5,109	-	5,109
Interest expense	(776)	(3,139)	(1,953)	(4,667)	(8,485)
Write-down of goodwill (Note 2)	-	-	(77,953)	-	(77,953)
Foreign exchange loss	(5,732)	(1,248)	(8,388)	(2,503)	(10,635)

Net Loss	$(398,681)	$(24,954)	$(890,541)	$(2,685,512)	$(3,925,855)

Weighted Average Shares Outstanding
– basic and diluted	35,880,675	28,273,600	33,499,902	25,967,666

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.10)

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from
			Incorporation
	For the Nine	For the Nine	August 21,
	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,
	2007	2006	2007
Operating
Net Loss	$(890,541)	$(2,685,512)	$(3,925,855)
Items not involving cash:
Interest	589	-	589
Depreciation	556	506	1,995
Write-down of goodwill	77,953	-	77,953
Shares issued for consulting services	11,865	-	53,580
Fair value of options for consulting services	79,158	-	79,158
Interest on promissory notes	-	-	1,508
Shares issued for intellectual property	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(11,012)	(2,180)	(16,630)
VAT receivable	420	(1,150)	(1,972)
Prepaid expense	178,077	-	178,077
Accounts payable	168,876	7,310	206,240
Accrued liabilities	(54,850)	(33,515)	(20,828)
Accrued interest	(4,127)	3,518	552
	(444,036)	(211,023)	(865,633)
Investing
Acquisition of property and equipment	-	-	(2,124)
Cash acquired on purchase of Maxtor
Holdings Inc.	-	-	118,365
Cash acquired on purchase of OY Tracebit AB	5,225	-	5,225
	5,225	-	121,466
Financing
Due to Maxtor Holdings Inc.	-	-	19,105
Convertible promissory notes	-	100,000	100,000
Loan proceeds	25,000	-	25,000
Advances from related party	306,790	8,946	373,112
Loan from related party	-	-	111,867
Share issuances for cash	125,038	-	138,431
	456,828	108,946	767,515
Effect of exchange rate changes on cash
and cash equivalents	(9,351)	(4,153)	(13,659)

Net Increase (Decrease) in Cash	9,666	(106,230)	9,689
Cash – Beginning	23	124,986	-
Cash – Ending	$9,689	$18,756	$9,689

Supplemental cash flow information (Note 7)

-See Accompanying Notes -

MobiVentures Inc.
(Formerly Mobilemail (US) Inc. formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

1.	Basis of presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2007, the Company has working capital deficiency of $662,934, an accumulated deficit of $3,925,855 and has incurred an accumulated operating cash flow deficit of $866,222 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for the interim financial and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s report on Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Acquisitions

a)

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

The Acquisition was accounted for using the purchase method and the consolidated statements of operations and cash flows include the results of operations of Tracebit from February 6, 2007 to June 30, 2007.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc. formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

2.	Acquisitions (cont’d…)

a)	The purchase price was allocated to the following assets and liabilities:

Cash	$5,225
Accounts receivable	29,294
Prepaids	65,519
Goodwill	77,953
Total Assets	$177,991

Accounts payable	$9,277
Accrued liabilities	121,964
Due to related party	46,749
Total Liabilities	$177,990

Net Assets	$1

b)

By agreement dated April 24, 2007, the Company entered into a letter of intent with TxtNation Ltd. (“TxtNation”) and Jonathon Rowsell and Michael Whelan. TxtNation is a UK based provider of mobile messaging and billing solutions. Rowsell and Whelan are principal shareholders of TxtNation (the “Principal Shareholders”).

The Company determined in August 2007 not to proceed with the acquisition of TxtNation contemplated in the letter of intent based on the results of the due diligence investigations. No definitive agreement was executed between the Company and TxtNation and the Principal Shareholders.

3.	Capital Stock

a)

On October 19, 2006, the Company issued 400,000 common shares and warrants to purchase an additional 400,000 shares of our common stock for a one year term in full settlement of the $100,000 convertible promissory notes. Of the warrants issued, warrants to purchase 200,000 shares are exercisable at a price of $0.25 per share and warrants to purchase 200,000 shares are exercisable at a price of $0.50 per share. The interest due on the notes was forgiven during the current period.

	b)	On January 12, 2007, the Company issued 411,156 common shares for gross cash proceeds of $102,789.

c)

On February 6, 2007, the Company issued 8,224,650 common shares for the acquisition of Tracebit valued at the net assets value of Tracebit which correspond to the fair value of Tracebit, that being $1 (Note 2).

	d)	On March 9, 2007, the Company issued 86,996 common shares for gross proceeds of $21,749.

	e)	On March 31, 2007, the Company had received share subscriptions to purchase 2,000 common shares for gross proceeds of $500.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc. formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

3.	Capital Stock (cont’d...)

	f)	Stock Option Plan

On February 8, 2007, the Company adopted a 2007 Stock Option Plan (the “Plan”). The purpose of the Plan is to enhance the long term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants and any Related Company (as defined in the Plan) to acquire and maintain stock ownership in the Company in order to give these parties the opportunity to participate in the Company’s growth and success and to encourage them to remain in the service of the Company. The number of shares available for issuance under the Plan is 4,100,000 shares. The Plan is administered by the Company’s board or a committee appointed by, and consisting of two or more members of, the board. The Plan administrator has the authority, in its discretion, to determine all matters relating to options granted under the Plan, including the selection of individuals to be granted options, the type of options, the number of shares subject to an option and all terms, conditions, restrictions and limitations of an option granted under the Plan.

There were 71,369 stock options granted to two directors of the Company with a fair value of $14,492 during the current period..

In addition, 300,000 warrants were granted to a director of the Company with an exercise price of $0.10 and a fair value of $92,380 during the current period. Of these warrants, 210,000 have vested with a fair value of $64,666.

	g)	On June 30, 2007, Company issued 34,758 common shares for consulting services with a fair value of $11,865.

4.	Related Party Balances and Transactions

a)

The amounts due to related parties of $419,916 (September 30, 2006 - $66,377) are unsecured, non-interest bearing and due on demand and are payable to directors, officers or companies with directors or officers in common with the Company.

b)

By employment agreement dated July 26, 2004, the Company agreed to pay the Managing Director $64,166 (GBP 35,000) per annum and issuing 236,143 common shares every three months to a maximum of 1,416,867 shares. As at September 30, 2006, the maximum common shares have been issued. During the nine months ended June 30, 2007, $5,111 (June 30, 2006 - $31,081) was paid to the Managing Director in cash. This employment agreement was terminated upon the acquisition of Tracebit (Note 2).

	c)	During the nine months ended June 30, 2007, the Company paid or accrued the following fees:

		i)	$339,148 (June 30, 2006 - $Nil) for consulting fees and salaries paid to directors, and officers of the Company according to the contracts entered into by the Company upon the acquisition of Tracebit;

		ii)	$87,884 (June 30, 2006 - $Nil) for consulting fees to a company with directors in common; and

		iii)	$8,783 (June 30, 2006 - $7,992) for rent to a company with directors in common with a corporate shareholder of the Company.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc. formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

5.	Loan Payable

On January 1, 2007, the Company entered into a loan agreement with an unrelated party. The loan is unsecured and available to a maximum of $25,000 all of which is utilized bearing 5% per annum for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date. To June 30, 2007, $589 of interest had been accrued on the loan.

6.	Commitments

a)

By agreement dated January 31, 2007, the Company entered into an Employment Agreement with an officer of one of the Company’s subsidiaries. The monthly payment for marketing services is $5,184 (EUR $4,000). The Company will also reimburse the officer for expenses incurred in connection with the employment agreement. At June 30, 2007, $42,712 (EUR 31,697) was accrued as accumulated salaries owed to this employee. The officer resigned as a Director effective June 30 and as an Officer effective July 31, 2007.

b)

By agreement dated January 31, 2007, the Company entered into an Employment Agreement with an officer of one of the Company’s subsidiaries. The monthly payment for technical services is $5,184 (EUR 4,000). The Company will also reimburse the officer for expenses incurred in connection with the employment agreement. At June 30, 2007, $48,550 (EUR 36,030) was accrued as accumulated salaries owed to this officer. Either party may terminate this agreement with one month’s advance written notice.

c)

By agreement dated February 1, 2007, the Company entered into a one-year Consulting Agreement with an officer of the Company. In consideration for the consulting services, the Company will pay a fee of $130 (EUR 100) per hour and may grant incentive stock options to purchase shares of the Company. In addition, the Company will reimburse expenses incurred in connection with the provision of the consulting services to the Company. At June 30, 2007, $52,565 was accrued in relating to this agreement. The Company may terminate this agreement at any time with written notice and paying to the consultant an amount equal to 30 hours of the Consultant Fee in a lump sum and full and final payment of all obligations under the agreement.

d)

By agreement dated February 6, 2007, the Company entered into a one-year Consulting Agreement with an officer of the Company. In consideration for the consulting services, the Company will pay a fee of $65 (EUR 50 converted at 1.2961) per hour and may grant incentive stock options to purchase shares of the Company. In addition, the Company will reimburse expenses incurred in connection with the provision of the consulting services to the Company. At June 30, 2007, $43,882 was accrued relating to this agreement. The Company may terminate this agreement at any time with written notice and paying to the consultant an amount equal to 30 hours of the Consultant Fee in a lump sum and full and final payment of all obligations under the agreement.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc. formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

6.	Commitments (cont’d...)

e)

By agreement dated March 9, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $1,963 (GBP 1,000 converted at 1.9625) per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) issue the equivalent value of GBP 1,000 per month in shares of the Company’s common stock payable each four (4) months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period, (iv) grant options to purchase up to GBP 2,000 of shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant, and (v) pay a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of the director as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. At June 30, 2007, $7,932 was accrued relating to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

f)

By agreement dated March 14, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $1,963 (GBP 1,000 converted at 1.9625) per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) issue the equivalent value of GBP 1,000 per month in shares of the Company’s common stock payable each four (4) months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period, (iv) grant options to purchase up to GBP 2,000 of shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant, and (v) pay a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of the director as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. At June 30, 2007, $6,984 was accrued relating to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc. formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

6.	Commitments (cont’d...)

g)

By agreement dated June 28, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $2000 per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2.5% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) grant 300,000 share purchase warrants at an exercise price of $0.10 per share with 210,000 warrants which will vest immediately and 90,000 warrants vested upon satisfaction of certain performance criteria. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

7.	Supplemental Cash Flow Information

			Cumulative
			From
			Incorporation
	For the Nine	For the Nine	August 21,
	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,
	2007	2006	2007
Non cash items:

Conversion of promissory notes	$100,000	$81,507	$181,507
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$345

8.	Subsequent Events

a)

On July 17, 2007, the Company entered into a letter of intent with Froggie S.L. (“Froggie”), Norris Marketing S.L. (“Norris”), and Tom Horsey. Froggie is a provider of mobile telephony marketing systems with operations in Argentina and Spain. Norris is a company incorporated in the BVI which provides SMS and bulk SMS solutions into Spain. Tom Horsey is the principal shareholder of Froggie and Norris.

The letter of intent contemplates the acquisition of up to 100% of the shares of Froggie and Norris from the Principal Shareholders for a combination of cash and shares.

Closing of the acquisition of Froggie and Norris would follow five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than August 31, 2007. The proposed acquisition is subject to due diligence review by both parties, entering into a formal agreement for the acquisition and approval by both companies’ board of directors.

	b)	On July 27, 2007, the Company received $118,113 USD towards a private placement of 590,565 units at $0.20 per share.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc. formerly Maxtor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

8.	Subsequent Events (cont’d )

c)	Effective July 30, 2007, the Company’s authorized shares of common stock was increased from 100,000,000 to 300,000,000 shares with a par value remaining at $0.001 per share.

d)	Effective August 2, 2007, the Company completed the change of its corporate name from “Mobilemail (US) Inc.” to “MobiVentures Inc.” and will trade under the new symbol “MBLV”.

e)

On August 9, 2007, an amendment was completed to extend the term of the Consulting Agreement entered into August 14, 2006 with an unrelated party. The payment for consulting services on execution of this amended contract is $5,000. Payment terms for a remaining balance of $61,000 which includes an additional $10,000 in consulting services and the $51,000 previously invoiced is in monthly payments of $3,000 for twelve consecutive months beginning September 1, 2007 and the remaining $25,000 is payable on or before August 15, 2008.

In addition, the Company will issue 150,000 restricted shares in the common stock of the Company within 20 business days from September 1, 2007.

The agreement will continue on a month-to-month basis, unless either party provides at least 10 business days written notice of non-renewal.

f)	On August 10, 2007, 33,758 shares were allotted to two directors of the Company for gross cash proceeds of $4,048.

g)

On August 13, 2007, the Company entered into a letter of intent with Move2Mobile Limited (“M2M”), and Nigel Nicholas and Danny Wootton as principal shareholders of M2M. The letter of intent contemplates the acquisition of up to 100% of the shares of M2M from the Principal Shareholders in consideration for a combination of cash and shares.

Closing of the acquisition of M2M would follow five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than October 31, 2007. The proposed acquisition is subject to due diligence review by both parties, entering into a formal agreement for the acquisition and approval by both companies’ board of directors.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended June 30, 2007.

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

We were incorporated on April 1, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiaries, Mobilemail Limited. (“Mobilemail UK”) and Tracebit. MobileMail UK is incorporated and headquartered in the United Kingdom. Tracebit is incorporated and headquartered in Finland. Our principal office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44 (0)20 7031 1193 and our fax number is +44 (0)20 7031 1199.

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

MobileMail SMS Messaging

The MobileMail SMS messaging technology is no longer the core product in relation to our current and future operational plans. As such, we do not envisage proceeding with any further developments of the messaging technology. Support will continue to current customers but no resources will be allocated to extend the sales and marketing of the current SMS messaging platform.

Our planned expenditures over the next twelve months in the amount of $1,500,000 will exceed our cash reserves and working capital. We presently does not have sufficient cash to fund its operations for more than the next month. We anticipate that we will require additional financing in the amount of approximately $1,900,000 in order to enable us to sustain our operations for the next twelve months in view of our plan of operations and our account deficit. We will also require additional financing to fund our contemplated acquisitions if we are able to execute definitive agreement for these acquisitions. We are currently seeking additional financing, however, there can be no assurance that we will obtain such financing in the amount required or on terms favourable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations and we may not be able to proceed with our planned acquisitions.

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

On January 31, 2007, we entered into an Employment Agreement with Mr. Simon Ådahl, an officer of Oy Tracebit AB, whereby Mr. Ådahl was appointed as the Chief Marketing Officer concurrent with his appointment as a director of the Company. A copy of the Employment Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2007. Mr. Ådahl resigned as our chief marketing officer effective July 31, 2007.

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

Effective June 28, 2007, we entered into a consulting agreement with Mr. Adrian Clarke whereby Mr. Clarke was retained to provide consulting services to the Company pursuant to the terms and subject to the conditions of the consultant agreement. A copy of the consultant agreement was filed an exhibit to our Current Report on Form 8-K filed with the SEC on July 5, 2007. In accordance with the terms of the Consultant Agreement, Mr. Downie was appointed as a director of the Company effective June 28, 2007.

Simon Ådahl resigned as a director of the Company effective June 30, 2007.

Accordingly, we have increased the number of our directors to six and the current directors of the Company are: Gary Flint, Peter Åhman, Miro Wikgren, Nigel Nicholas, Ian Downie and Adrian Clarke.

Proposed Acquisition of TxTNation Ltd.

On April 24, 2007, we entered into a letter of intent with TxtNation Ltd. and Jonathan Rowsell and Michael Whelan. TxtNation is a UK based provider of mobile messaging and billing solutions. Jonathan Rowsell and Michael Whelan are principal shareholders of TxtNation (the “Principal Shareholders”).

We determined in August 2007 that we would not proceed with the acquisition of TxtNation contemplated in the letter of intent based on the results of our due diligence investigations. No definitive agreement was executed between us and TxtNation and the Principal Shareholders.

Froggie S.L. and Norris Marketing S.L.

We entered into a letter of intent with Froggie S.L. (“Froggie”), Norris Marketing S.L. (“Norris”) and Tom Horsey dated July 17, 2007. Froggie is a provider of mobile telephony marketing systems with operations in Argentina and Spain. Norris is a company incorporated in the BVI which provides premium SMS and bulk SMS solutions into Spain. Tom Horsey is the principal shareholder of Froggie and Norris.

The letter of intent contemplates the Company’s acquisition of up to 100% of the shares of Froggie and Norris from Tom Horsey and the other shareholders of Froggie and Norris, for consideration comprised of cash and shares of the Company’s common stock over a period of two years. Closing of the acquisition of Froggie and Norris would follow within five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than August 31, 2007. It will be a condition of closing that Froggie and Norris will have delivered to the Company financial statements of Froggie and of Norris in the form required to be filed by the Company with the United States Securities and Exchange Commission (the “SEC”) in accordance with its reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

The letter of intent further provides that the proposed acquisition is expressly subject to:

  a satisfactory due diligence review by each of the Company, Froggie, Norris and Tom Horsey;

  the negotiation, execution and delivery of a definitive acquisition agreement between the parties to the letter of intent and any other shareholders of Froggie and Norris that would include the terms and conditions set forth in the term sheet attached to the letter of intent; and

  the approval of the respective boards of directors of each of the Company, Froggie and Norris.

If the acquisition is completed, Froggie will have the right to appoint one person to the Company’s board of directors. It is anticipated that Tom Horsey would be the nominee appointed to the Company’s board of directors.

Each party has agreed to use their best efforts to negotiate the definitive agreement which will set forth the terms and conditions of the acquisition within 45 days of the date of the letter of intent, being August 31, 2007. Until such time as a definitive agreement is signed, none of the parties to the letter of intent will be legally bound to complete the acquisition transaction. No definitive agreement has been executed to date.

There is no assurance that the Company will be able to conclude and enter into a definitive agreement for the acquisition of Froggie and/or Norris. Further, even if the Company does enter into a definitive agreement, there is no assurance that it will be able to raise the financing necessary to complete the acquisition or otherwise complete the acquisition. The Company presently does not have sufficient financial resources to complete the acquisition, nor does the Company have any financing arrangements in place that would enable the Company to complete the acquisition

The foregoing summary does not purport to be a complete statement of the parties’ rights and obligations under the letter of intent nor the transactions contemplated thereby.

Move2Mobile

MobiVentures Inc. (the “Company”) has entered into a letter of intent with Move2Mobile Limited (“M2M”), Nigel Nicholas and Danny Wootton dated August 13, 2007. M2M is a UK-based consulting business that specializes in assisting businesses and entrepreneurs to develop wireless applications for their existing or proposed business applications. Nigel Nicholas and Danny Wootton are the principal shareholders of M2M. Nigel Nicholas is presently a director of the Company.

The letter of intent contemplates the Company’s acquisition of up to 100% of the shares of M2M from Nigel Nicholas, Danny Wootton and the other shareholders of M2M, for consideration comprised of cash and shares of the Company’s common stock over a period of two years. In addition, further payments would be payable over an earn-out period of two years from the date of closing based on the profit generated by M2M and the value of the shareholdings of M2M at the end of the earn-out period. The earn-out agreement will be predicated on the Company providing agreed upon working capital to M2M after completion of the acquisition. The letter of intent contemplates that closing of the acquisition of M2M would follow within five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than October 31, 2007. It will be a condition of closing that M2M will have delivered to the Company financial statements of M2M in the form required to be filed by the Company with the United States Securities and Exchange Commission in accordance with its reporting obligations under the Securities Exchange Act of 1934.

The letter of intent further provides that the proposed acquisition is expressly subject to:

  a satisfactory due diligence review by each of the Company, M2M, Nigel Nicholas and Danny Wootton;

  the negotiation, execution and delivery of a definitive acquisition agreement between the parties to the letter of intent and any other shareholders of M2M that would include the terms and conditions set forth in the term sheet attached to the letter of intent; and

  the approval of the respective boards of directors of each of the Company and M2M.

If the acquisition is completed, M2M will have the right to appoint one person to the Company’s board of directors. It is anticipated that Nigel Nicholas, presently a director of the Company, would be appointed as director of operations of the Company concurrently with closing of the acquisition.

Each party has agreed to use their best efforts to negotiate the definitive agreement, which will set forth the terms and conditions of the acquisition, within 70 days of the date of the letter of intent. Until such time as a definitive agreement is signed none of the parties to the letter of intent will be legally bound to complete the acquisition transaction. The letter of intent will terminate in the event that the definitive agreement is not executed by October 31, 2007.

There is no assurance that the Company will be able to conclude and enter into a definitive agreement for the acquisition of M2M. Even if the Company does enter into a definitive agreement there is no assurance that it will be able to raise the financing necessary to complete the acquisition or otherwise complete the acquisition. The Company presently does not have sufficient financial resources to complete the acquisition, nor does the Company have any financing arrangements in place that would enable the Company to complete the acquisition.

The foregoing summary does not purport to be a complete statement of the parties’ rights and obligations under the letter of intent nor the transactions contemplated thereby.

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

On February 6, 2007, we completed the acquisition of Tracebit. Our financial statements for the three and nine months ended June 30, 2007 include the results of operations of Tracebit from February 6, 2007 to June 30, 2007.

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

Results Of Operations – Nine months Ended June 30, 2007 and 2006

References to the discussion below to 2007 are to our current fiscal year which will end on September 30, 2007. References to 2006 are to our fiscal year ended September 30, 2006.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Sales	$32,441	$3,272	$63,732	$8,525	$74,646

Direct Costs	(10,877)	-	(13,939)	-	(13,939)

Gross Profit	21,564	3,272	49,793	8,525	60,707

General and Administrative Expenses
Accounting and auditing	23,636	2,839	85,324	86,875	281,014
Bank charges	86	-	894	-	1,925
Depreciation	188	174	556	506	1,995
Research and development costs	24,061	-	56,655	-	66,962
Filing fees	1,249	778	3,456	9,745	13,404
Intellectual property	-	-	-	2,500,000	2,500,000
Investor relations	4,277	-	31,851	-	39,407
Legal	10,573	17,374	45,902	43,501	103,967
Management and consulting	311,013	348	550,915	2.595	616,930
Office and information technology	2,889	1,370	7,725	2,745	21,591
Rent	2,978	2,739	8,783	7,992	31,589
Salaries and wages	45	(2,033)	5,210	32,529	126,759
Sales and marketing	30,641	-	52,792	-	52,792
Shareholder information	1,459	-	2,949	-	5,555
Transfer agent fees	625	-	2,045	-	2,170
Travel and promotion	17	250	2,092	379	28,538
Total General and Administrative
Expenses	413,737	23,839	857,149	2,686,867	3,894,598

Loss from Operations	(392,173)	(20,567)	(807,356)	(2,678,342)	(3,833,891)

Other Income (Expense)
Gain on settlement of debt	-	-	5,109	-	5,109
Interest expense	(776)	(3,139)	(1,953)	(4,667)	(8,485)
Write-down of goodwill (Note 2)	-	-	(77,953)	-	(77,953)
Foreign exchange loss	(5,732)	(1,248)	(8,388)	(2,503)	(10,635)

Net Loss	$(398,681)	$(24,954)	$(890,541)	$(2,685,512)	$(3,925,855)

Sales

We generated our sales from sales of our MobileMail messaging solutions and from sales of games developed by Tracebit of $32,441 during our third quarter and $63,732 during the nine month period ended June 30, 2007. The sales includes Tracebit sales from February 6th 2007, the date of closing of the acquistion of Tracebit. These revenues were comprised of monthly license fees that MobileMail Ltd earned through our re-seller agreement for the sales of MobileMail software and royalty fees and licenses fees earned for the sales of games through Tracebit’s distribution and re-seller agreements.

Direct Costs

Direct costs are comprised of license fees paid to brand owners for the sale of games with their brand attached.

Direct costs were $10,877 for our third quarter, representing 33.5% of sales, and $13,939 during the nine month period ended June 30, 2007, representing 21.9% of sales.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses increased to $23,636 for the third quarter of 2007 from $2,839 for the third quarter of 2006. Accounting and auditing expenses were $85,234 for the first nine months of 2007 compared to $86,875 for the first nine months of 2006. These fees are attributable mainly to auditing, accounting and regulatory compliance expenses.

Research and Development Costs

Research and development costs are primarily comprised of salaries paid to Tracebit’s development personnel and contract developers which relates to the development of games by Tracebit.

Research and development costs increased significantly to $24,061 for our third quarter and to $56,655 for the nine months ended June 30, 2007, which increase reflects the salaries paid to Tracebit’s development personnel, consultant fees to contract developers and other expenses related to Tracebit’s development 2007.

Intellectual Property

We have not incurred any expenses on any intellectual property during 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Investor relations

Investor relations expenses are primarily comprised of fees paid to PR firms for writing press releases and of costs for releasing them and other public relation activities.

Investor relations expenses increased to $4,277 for the third quarter and to $31,851 for the first nine months of 2007, which increase reflects our increased investor relation activity during 2007.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Exchange Act including the preparations and filings of our quarterly and annual reports with the SEC.

Legal expenses decreased to $10,573 for the third quarter of 2007 from $17,374 for the third quarter of 2006. Legal expenses were $45,902 for the first nine months of 2007 compared to $43,501 for the first nine months of 2006. Significant legal expenses in 2007 included legal expenses associated with our acquisition of Tracebit.

Management and Consulting

Management and consulting expenses are primarily comprised of consulting fees that we pay to Debondo Capital Limited and to other consultants on account of consulting services and expensed stock, warrant and option issues.

Management and consulting expenses increased significantly to $311,013 during our third quarter and $550,915 for the nine month period ended June 30, 2007, which increase reflects the consulting agreements that we have entered into during 2007.

Office and Information Technology

Office and information technology expenses include expenses associated with the development and testing of the MobileMail software and rent for Tracebit Office.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England.

Salaries and Wages

Our salaries and wages decreased to $45 during the third quarter of 2007 and to $5,210 for the nine month period ended June 30, 2007 as we no longer pay Gary Flint any salary.

Sales and Marketing

Sales and marketing expenses are primarily comprised of salaries paid to Tracebit’s sales and marketing personnel.

Sales and marketing expenses increased significantly to $30,641 during our third quarter and $52,792 for the nine month period ended June 30, 2007, which increase reflects increased sales and marketing expenses as a result of salaries paid to Tracebit’s sales and marketing personnel and other expenses related to Tracebit sales and marketing.

Liquidity and Financial Resources

We had cash of $9,689 and a working capital deficit of $688,523 as at June 30, 2007, compared to cash of $23 and a working capital deficit of $5,249 as at fiscal year ended September 30, 2006.

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

Cash used in Operating Activities

We used cash of $443,625 in operating activities during the nine month period ended June 30, 2007 compared to cash used of $211,023 during the nine month period ended June 30, 2006.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We used cash of $5,225 in investing activities during the nine month period ended June 30, 2007. We did not use any cash in investing activities during the nine month period ended June 30, 2006.

Cash from Financing Activities

We generated cash of $457,417 from financing activities during the nine month period ended June 30, 2007 compared to cash of $108,946 generated from activities during the nine month period ended June 30, 2006. Cash generated from financing activities during these periods was primarily attributable to advanced from related parties and shares issued for cash.

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

Item 3.                Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer, Mr. Peter Åhman. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2007.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended June 30, 2007.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three month period ended June 30, 2007. Subsequent to June 30, 2007, the following matters were approved by our security holders at our July 27, 2007 meeting of shareholders:

Name Change

Effective August 2, 2007, we completed the change of our corporate name from “MobileMail (US) Inc.” to "MobiVentures Inc.". The name change was approved by our stockholders at the Company's special meeting of the stockholders held on July 27, 2007. The name change was effected by filing a Certificate of Amendment to the Company's Articles of Incorporation with the Nevada Secretary of State on July 30, 2007.

Increase in Authorized Capital

Effective July 30, 2007, our authorized shares of common stock was increased from 100,000,000 to 300,000,000 shares with a par value of $0.001 per share. The increase in the number of authorized shares of common stock was approved by our stockholders at the Company’s special meeting of the stockholders on July 27, 2007. The increase was effected by filing a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State on July 30, 2007.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

3.4(10)	Certificate of Amendment to the Company’s Articles of Incorporation filed with the Nevada Secretary of State on July 30, 2007

10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.2(1)	Employment Agreement between MobileMail UK and Gary Flint dated July 26, 2004

10.3(1)	Loan Agreement dated October 8, 2003 between MobileMail UK and MobileMail Inc.

10.4(1)	Debt Settlement Agreement dated May 9, 2005 between MobileMail UK and MobileMail Inc.

10.5(2)	Share Exchange Agreement dated May 23, 2005, as amended, among Maxtor Holdings Inc., MobileMail Limited and the stockholders of MobileMail Limited

10.6(1)	Asset Purchase Agreement dated November 1, 2005 between MobileMail (US) Inc. and MobileMail Inc. Inc.

10.7(1)	Termination and Release Agreement dated November 30, 2005 among MobileMail UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.8(2)	Debenture Agreement dated October 8, 2003 between Mobilemail Limited and Mobilemail Inc. evidencing the indebtedness of Mobilemail Limited under the Loan Agreement

10.9(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management

10.10(2)	Sales Referral Agreement dated May 19, 2005 for a term of 18 months between Mobilemail Limited and Equal Mobile Limited

10.11(2)	Sales Referral Agreement dated May 19, 2005 and for a period of 18 months between Mobilemail Limited and Creon Digital UK

10.12(2)

Reseller Agreement dated June 14, 2005 for an initial period of 12 months between Mobilemail Limited and Zeno DA for the creation and maintenance of the CorporateSMS interface and resale of MailSMS and EasySMS licenses

10.13(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.

10.14(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.

Exhibit
Number	Description of Exhibit

10.15(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks

10.16(2)	Closing Agreement dated August 31, 2005 amongst the Company and MobileMail UK and the shareholders of MobileMail UK

10.17(2)	Subscription agreement between the Company and Debra Rosales dated April 8, 2005 relating to the Company's private offering of 500,000 shares

10.18(2)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of securities

10.19(2)	Form of subscription agreement relating to the Company's August 31, 2005 private offering of securities

10.20(3)	Form of Regulation S Securities Purchase Agreement for Convertible Notes

10.21(4)	Equity Share Purchase Agreement between Capella Capital OU, Pollux OU and Tracebit Holding OY and the Company and OY Tracebit AB dated January 31, 2007 (1)

10.22(5)	Employment Agreement between the Company and Simon Ådahl dated January 31, 2007

10.23(5)	Employment Agreement between the Company and Miro Wikgren dated January 31, 2007

10.24(5)	Consultant Agreement between the Company and Peter Åhman dated February 1, 2007

10.25(5)	Consultant Agreement between the Company and Gary Flint dated February 6, 2007

10.27(5)	2007 Incentive Stock Option Plan

10.28(6)	Consultant Agreement between the Company and Nigel Nicholas dated March 9, 2007

10.29(7)	Consultant Agreement between the Company and Ian Downie dated March 14, 2007

10.30(8)	Letter of Intent entered into between the Company, TxtNation and the Principal Shareholders on April 24, 2007

10.31(8)	Consultant Agreement between the Company and Adrian Clarke dated June 28, 2007.

10.32(8)	Warrant Certificate issued by the Company in favour of Adrian Clarke dated June 28, 2007.

31.1(10)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(10)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on December 16, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to registration statement on Form SB-2 filed with the Commission on January 26, 2006.
(3)	Filed as an exhibit to registration statement on Form SB-2 filed with the Commission on April 28, 2006.
(4)	Filed as an exhibit to our Form 8-K filed with the Commission on February 5, 2007
(5)	Filed as an exhibit to our Form 8-K filed with the Commission on February 12, 2007
(6)	Filed as an exhibit to our Form 8-K filed with the Commission on March 15, 2007

(7)	Filed as an exhibit to our Form 8-K filed with the Commission on March 20, 2007
(8)	Filed as an exhibit to our Form 8-K filed with the Commission on April 30, 2007
(9)	Filed as an exhibit to our Form 8-K filed with the Commission on July 5, 2007
(10)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIVENTURES INC.

By:          /s/ Peter Åhman
                ________________________________
                Peter Åhman
                Chief Executive Officer and Chief Financial Officer

                Date: August 20, 2007