Form 10KSB
period 2007-09-30
MobiVentures Inc.
filed 2008-01-18
CIK 1343460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

Commission File Number: 000-51855

MOBIVENTURES INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 3.19, MLS Business Centre,
130 Shaftesbury Avenue, London, England	WID 5EU
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +44 (0) 20 7031 1193

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

State issuer’s revenues for its most recent fiscal year. $92,078

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $358,434 as at January 9, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 48,025,021 shares of common stock as of January 16, 2008

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

MOBIVENTURES INC.

Annual report On Form 10-KSB
For The Year Ended
September 30, 2007

INDEX

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our products, our ability to successfully market our products, our ability to continue development and upgrades to the our software and technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the markets in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I

Item 1.	Description of Business

Overview

MobiVentures Inc. (“we”, “us”, “our” or the “Company”) is engaged in the business of providing multi-media mobile content, applications and services. We were originally engaged in the business of commercializing our MobileMail software. In 2007, we identified an opportunity to grow through the strategic consolidation of fast growing companies operating within the mobile content and service industry. In line with this strategy, we acquired Oy Tracebit AB (“Tracebit”), a Finnish mobile games and content company, and held discussions with a number of other companies as acquisition targets in the U.S., Europe and South East Asia. We are continuing discussions with certain of these companies at the present time, although no definitive acquisition agreements have been executed to date. Our plan is to develop our existing business through acquisitions and internal growth in order to become an established provider of leading edge multi-media mobile content, applications and services with clients across the United Kingdom, Europe, Asia and North America. Tracebit has developed more than 30 original games and applications for mobile phones and simultaneously created a global network of customers consisting of over 150 agreements including sales channels with global mobile carriers, service providers and content distributors, ensuring delivery to a global audience. Tracebit licenses well-known brands to attach to the products it makes in order to differentiate from other products in the marketplace.

We believe we have assembled a strong management team both through the acquisition of Tracebit and by engaging with seasoned executives from the mobile industry who have a proven track record in creating sustainable and profitable ventures within the mobile sector, both in Europe and the U.S.

We are also the owner of a suite of software applications that we refer to as the MobileMail software which provide a platform for enabling users to send Short Message Service (“SMS”) messaging traffic to wireless devices using the Internet and to, in turn, receive SMS messages from wireless devices through the Internet. The SMS short message service refers to an industry adopted standard for sending and receiving text messages to and from mobile telephones. Our MobileMail messaging solutions allow network operators and enterprises to offer their customers SMS messaging on their Internet home pages and the ability to send SMS messages from their personal computers.

The MobileMail SMS messaging technology is no longer the core product in relation to our current and future operational plans. As such, we do not envisage proceeding with any further developments of the messaging technology. Support will continue to current customers but no resources will be allocated to extend the sales and marketing of the current SMS messaging platform.

Acquisition of OY Tracebit AB

On February 6, 2007, we completed the acquisition (the “Acquisition”) of all of the issued and outstanding shares in the capital of Tracebit pursuant to an Equity Share Purchase Agreement dated January 31, 2007 among the Company and Capella Capital OU, Pollux OU and Tracebit Holding OY (collectively, the “Vendors”) and Tracebit in consideration for the issuance of an aggregate of 8,224,650 shares of our common stock to the Vendors.

We appointed three new directors to our board of directors upon the completion of the Acquisition, each of whom was a principal shareholder of Tracebit. The business of Tracebit has been our primary business subsequent to the completion of the Acquisition.

Our Corporate Organization

We were incorporated on April 1, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiaries, Tracebit and Mobilemail Limited (“Mobilemail UK”). MobileMail UK is incorporated and headquartered in the United Kingdom. Tracebit is incorporated and headquartered in Finland. Our principal office is located at Suite 3.19, MLS Business Centre, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44 (0)20 7031 1193 and our fax number is +44 (0)20 7031 1199.

Effective July 30, 2007, we increased our authorized capital from 100,000,000 shares to 300,000,000 shares with a par value of $0.001 per share. Effective August 2, 2007, we completed a change of our corporate name from “Mobilemail (US) Inc.” to “MobiVentures Inc.”.

Tracebit was incorporated under the laws of Finland in October 1996. Initially, the core business of Tracebit was IT consulting. However, in 2001, Tracebit divested its IT consulting business and entered the mobile sector, first by selling ring tone and logo editor products created by it and later the same year focusing on emerging J2ME mobile games market.

Tracebit Mobil Solutions India (PVT) was incorporated as a wholly-owned subsidiary of Tracebit in India in 2004. The subsidiary was subsequently dissolved during 2006.

Business of Tracebit

Since 2001, Tracebit has been a developer and publisher of leading edge games and entertainment applications for mobile handsets. Tracebit has developed more than 30 original games and applications for mobile phones and simultaneously created a global network of customers consisting of over 150 agreements including approximately 70 sales channels with global mobile carriers, service providers and content distributors, ensuring delivery to a global audience. Tracebit licenses well-known brands to attach to the products it makes in order to differentiate from other products in the marketplace.

Currently, Tracebit has 10 brands for which it develops mobile games and applications, including: David Coulthard; Kung Fu Hustle; WilliamsF1 Team; Nicky Hayden - MotoGP 2006 World Champion; Scott Dixon (winner of Indy Cars series); Moomin characters; Reality of Speed/BooKoo; Subaru WRX and Giancarlo Fisichella Motor Sport.

Tracebit’s customers are ultimately mobile phone users all over the world that download content (the games Tracebit creates) from:

  mobile portals such as Jamba! and Zingy; or

  carrier sales such as Vodafone, T-Mobile, Orange and Elisa Finland among others.

The mobile portal and carrier sales channels receive content from Tracebit in two ways:

  under a direct agreement with Tracebit that delivers the content to them; or

  through agreements with one or more content aggregators who may represent Tracebit’s content and are in a contractual relationship with Tracebit.

The agreements Tracebit makes are either:

  on a revenue share basis where Tracebit receives a fixed percentage of the net revenues the contract partner receives from its customers; or

  on a fixed fee basis where Tracebit receives a fixed fee per download of its content.

Currently Tracebit’s main sales channels include carriers and mobile portals such as: Elisa Finland; T-Mobile Hungary; Peoples Telephone HK (Part of China Mobile); Times India Ltd.; Opera Telecom (UK); and Playfon (Russia). The main distribution network includes content aggregators such as: Cellmania (US); WapOneLine (US); MIG (China); Airgames (Canada); Amaio (Czech Republic); LocZ (Brazil); End2End (Denmark); and Selatra (UK).

Our Products

We design our portfolio of games to appeal to a broad wireless subscriber base. Our portfolio of games includes original games based on our own intellectual property and games based on brands and other intellectual property licensed by us from branded content owners. These latter games are inspired by non-mobile brands and intellectual property, including movies, board games, Internet-based casual games and console games.

End users typically purchase our games from their wireless carrier and are billed on their monthly phone bill. In Europe, our subscription prices range from 3 to 5 euros, while one-time fees for unlimited use range both higher and lower, depending on the country. Carriers normally share with us 35% to 50% of their subscribers’ payments for our games, which we record as revenues. In the case of games based on licensed brands, we, in turn, share with the content licensor a portion of our revenues. The average royalty rate that we paid on games based on licensed intellectual property was 40% in 2006 and 2007. In the case of games licensed from third party developers, we, in turn, share with the game developers a portion of our revenues. The average rate that we paid on games based on licenses from third party developers was 50% in 2007. We did not have any third party games for sale during 2006.

Our games typically generate revenues for 18 to 24 months after release. As a result, we generate a significant portion of our revenues from our collection of games that have been in release for more than 12 months.

Wireless carriers generally control the price charged to end users for our mobile games either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change established prices.

The following table sets forth information regarding a selection of our games:

Title	Branded Content Owner	Year Introduced	Market
Aqua Strike	Tracebit	2006	Global
BooKoo Motorcross	Sports Telecom	2006	Global
Going Home 2	Tracebit	2006	Global
David Coulthard GP	Sports Telecom	2005	Global
Moomin Adventures – Moominpappa Disappears	Bulls Press	2005	Global, excluding certain Asian countries
The Village	Tracebit	2005	Global
WW2 – Battle for Europe	Tracebit	2005	Global
Scott Dixon Racing	Sports Telecom	2005	Global
A Space Incident 2	Tracebit	2004	Global
The Penguin Run	Tracebit	2005	Global
City Knights 2	Tracebit	2004	Global

Title	Branded Content Owner	Year Introduced	Market
Aran – The Escape	Tracebit	2004	Global
Going Home	Tracebit	2003	Global
Aikia I – The Calling	Tracebit	2004	Global
A Space Incident	Tracebit	2002	Global
Extractor	Tracebit	2004	Global
Tennis Champion	Tracebit	2003	Global
Vein Invadors	Tracebit	2003	Global
X-mas Rescue	Tracebit	2003	Global
Illuminator	Tracebit	2003	Global
City Knights	Tracebit	2003	Global
Bring ‘em Back	Tracebit	2003	Global
Sex Blocks	Tracebit	2004	Global
Tank Wars	Tracebit	2002	Global
Kung Fu Hustle	Sony Pictures	2006	Europe and Americas
WilliamsF1 Team Challenge	Sports Telecom	2006	Global
Nicky Hayden GP	Sports Telecom	2006	Global
Subaru Rally Challenge	Sports Telecom	2006	Global
Fisichella Motor Sports	Sports Telecom	2007	Global

Our Market Opportunity

Products such as ring tones outsell any other types of content at an approximately 2 to 1 ratio and wallpapers are surprisingly popular considering that people can make their own with their camera phones.

We therefore plan to further expand Tracebit’s current product offering including:

Mobile music services
Ring tones
Ring back tones
Video ring tones
Streamed music
Full track music
Infotainment (mobile sport, leisure and information data services)
Video clips
Streamed video
Wallpapers and graphics
Picture messaging

Games

We have already started the process to expand our content portfolio to include video clips, streamed video, wallpaper and graphics and third party developer games. We plan to continue this expansion during 2008.

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

We plan to introduce additional revenue streams for Tracebit to the completed online portal to further increase the interaction between the community’s members, thus helping to attract new individual and business users. We plan to source value adding partnerships with leading VOIP and mobile T.V. service providers. These services would be added into the current messaging portfolio of MobileMail SMS based communication solutions to initiate the development of an interactive multi media messaging interface, providing additional revenue through direct users and branding/advertising opportunities.

Competition

Our primary competitors include Glu Mobile, Digital Chocolate, Electronic Arts (EA Mobile), Gameloft, Hands-On Mobile, I-play, Namco and THQ, among others. In the future, likely competitors include major media companies, traditional video game publishers, content aggregators, mobile software providers and independent mobile game publishers. Wireless carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile games. If carriers enter the mobile game market as publishers, they might refuse to distribute some or all of our games or might deny us access to all or part of their networks.

The development, distribution and sale of mobile games is a highly competitive business. For end users, we compete primarily on the basis of brand, game quality and price. For carriers, we compete for deck placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets include having significantly greater revenues and financial resources, stronger brand and consumer recognition, pre-existing relationships with brand owners or carriers; lower labor and development costs, and broader distribution.

We plan to create a portal and host a mobile social network that would enable Tracebit to increase revenues by collecting demographics of users and utilizing this together with media agencies to reach their client’s target groups with greater accuracy using content and portal for advertising. So far we have not been able to identify a direct competitor offering content distribution and a mobile community portal with a merchant, community and advertising business model. However, within the individual categories we plan to combine, each has its own competitors as outlined below.

The competitive landscape in which Tracebit plans to operate can be split into three broad categories:

  mobile portal: includes competitors such as Jamba! and Zed.

  content distribution: includes competitors such as MobileMedia and MediaPlazza.

  mobile advertising: includes competitors such as Greystripe and AvantGo.

Mobile Portal

Mobile portals sell a wide variety of mobile content to end users on a per download or subscription basis where the user pays a periodical fixed fee and can choose a limited amount of content from a range. The fee is generally less than if the user would have purchased the same items individually. Mobile portals target users specifically looking to personalize their mobile phone by downloading mobile content.

The mobile community business model has a high customer loyalty compared to a pure merchant business model. We plan to differentiate Tracebit from its competition by acquiring a mobile community, and growing the number of registered users interacting with each other, as shown by internet companies such as mySpace and YouTube to create an attractive environment for advertisers, by offering free services like blogging, personal profiles, video, picture and music sharing, friends, groups, search and e-mail. We plan to sell premium downloadable mobile content on the community portal where one of the key differentiating factors is that Tracebit will offer its registered customer base select advertisement enabled content for free, lowering the barrier to enter the world of premium content while at the same time deriving revenues from advertisers. We also plan to offer a possibility for registered users to store their content giving them a possibility to secure their purchase, this typically is something the other competitors do not offer and a customer has to buy the content again if he or she buys a new phone.

Content Distribution

A content distributor sources a wide array of content from content developers and sells it to mobile carriers and portals whose users download the content for a fee that is split between all parties in the value chain on a revenue share basis. Some content distributors also offer turn-key solutions for persons willing to become merchants of mobile content.

We plan to compete in this space by offering content that Tracebit either sources from other content developers and/or produces. There are two major differentiating factors in its product offerings: i) unique content – Tracebit makes the content and controls who offers it to a specific carrier or portal or may agree to source some content on an exclusive basis; and ii) branded content – the carrier or portal already has similar content, however, as there is a brand attached to it, it differentiates enough from others, having better chances of inclusion in the carrier or portal content offering. We plan to pursue licensing additional brands on a continuous basis. We plan to also increase Tracebit’s local presence in US and Asian markets, providing better opportunities to interact with customers. We also plan to explore opportunities in creating co-marketing efforts with the carriers or portals to provide more visibility for the content offered. We also plan to leverage the Tracebit brand and the fact that it has been a pioneer in the mobile content market while adding new channels and exploiting existing ones.

Mobile Advertising

Competitors in this space offers content for free or for a reduced price to the customers who in return are exposed to dynamic advertisements (banners, full-screen advertisements or strategically placed product promotions inside game content) while they consume the content. One competitor offers a possibility for select partners to distribute the full ad-enabled catalog. Most competitors offer on-line tools for advertisers to follow up their mobile campaign.

Tracebit’s main asset and competitive advantage is expected to be the profiles of the members of its mobile community, providing very specific demographic information that can be used to target a specific audience. Using proprietary technology we expect to have the ability to attach dynamically targeted advertising to virtually every piece of content on Tracebit’s portal as well as within the free services therein.

Marketing Plan

The key to enhanced uptake of our products are:

  Capture greater market share with carriers and mobile portals;

  Increased visibility of mobile portal; and

  Establish the mobile community as a recognized media channel among the media agencies and brand owners.

To succeed in our marketing efforts we believe we will need to recruit an experienced marketing expert who will be responsible for setting up and implementing a detailed marketing strategy that helps us reach the objectives above.

Carriers and Mobile Portals

To capture greater market share with carriers and mobile portals, we plan to target carriers, mobile portals, value added resellers and aggregators worldwide with a focus on growth markets like USA, China, India and Brazil.

With the addition of new sales people we expect to have the ability to meet up with the carriers and mobile portals key decision makers on a regular basis to discuss our product offerings. We plan to offer them a fee in exchange for better product placement, advertisements of our products on their own portal and advertisements of their service in the local media where our products are represented. We plan to offer them brand related prizes to be used in contests they arrange on their portal where our products would get visibility. We plan to create an on-line marketing catalog of our product portfolio for the carriers and mobile portals where they can easily view, listen or try out our products.

We plan to add our corporate messaging applications to Tracebit’s portfolio of mobile content as a value-added service. Tracebit’s current distribution channels with mobile operators and value-added resellers provides an opportunity to add to the reseller channels already in place across Hong Kong, China, Africa, Europe, the United Kingdom and the Unites States.

We also plan to attend industry fairs, including among others 3GSM, GDC and CES, where we would set up a booth to present our products and gain access to new sales channels. We further would use banner advertising on Internet sites in conjunction with new product launches to stimulate general consumer awareness and demand for our branded products.

Mobile Portal

To increase visibility of our mobile portal, we plan to target the global mobile phone subscriber base, particularly teenagers and young people who generally have an interest in sports and music.

We plan to approach celebrities with the intent of getting them to join the community and getting permission to making it public through a press release. We plan to use Internet banners, TV-spot and newspaper advertising with an emphasis on free services, free (ad-enabled) downloadable mobile content, and branded content. We also plan to advertise on search engines like Google, using Ad Words and to offer a quality service to get good response from word-of-mouth viral marketing. We plan to attract new users by offering free contests for our registered users where you can win prizes.

Mobile Community

To establish the mobile community as a recognized media channel among the media agencies and brand owners, we plan to target media agencies and brand owners.

We plan to engage a media agency account manager who would visit the media agencies and also to use sales promotion efforts by offering the media agencies a free trial of our service as a media channel and send out promotional leaflets to media agencies.

Our Mobile Solutions

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

On January 31, 2007, we entered into an Employment Agreement with Mr. Miro Wikgren, an officer of Tracebit, whereby Mr. Wikgren was appointed as the Chief Technical Officer concurrent with his appointment as a director of the Company. A copy of the Employment Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2007.

On January 31, 2007, we entered into an Employment Agreement with Mr. Simon Ådahl, an officer of Tracebit, whereby Mr. Ådahl was appointed as the Chief Marketing Officer concurrent with his appointment as a director of the Company. A copy of the Employment Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2007. Mr. Ådahl resigned as a director on June 30, 2007 and as our chief marketing officer effective July 31, 2007.

On February 6, 2007, pursuant to the acquisition of Tracebit, Mr. Peter Åhman was appointed as a director and President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company in replacement of Mr. Gary Flint, who has remained as a director of the Company.

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

Accordingly, the current directors of the Company are: Gary Flint, Peter Åhman, Miro Wikgren, Nigel Nicholas, Ian Downie and Adrian Clarke.

On September 3, 2007, we entered into an Amendment to Consulting Agreement with each of Peter Åhman, Gary Flint and Nigel Nicholas, amending the terms of the consulting services agreements previously entered into with each of them. A copy of each of these agreements was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2007.

On November 1, 2007, we entered into a Consulting Agreement with Gary Flint, which supercedes the previous Consulting Agreement entered into with him on February 1, 2007 and subsequently amended on September 3, 2007, whereby Mr. Flint was retained to provide consulting services to the Company pursuant to the terms and subject to the conditions of the Consulting Agreement. A copy of the Consulting Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 6, 2007.

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

Froggie S.L. and Norris Marketing S.L.

Partnership Agreement

We entered into a partnership agreement with Froggie S.L. (“Froggie”) and Move2Mobile Limited (“M2M”) on October 31, 2007. The partnership agreement contemplates the creation of a business to be operated in partnership between us and Froggie pursuant to which the net income derived from the business will be split equally between us and Froggie on a 50/50 basis. In addition, Froggie has agreed to provide “bridge financing” to us to an agreed maximum of 120,000 Euros.

Letter of Intent

The execution of the partnership agreement follows the execution of a letter of intent with Froggie, Norris Marketing S.L. (“Norris”) and Tom Horsey dated July 17, 2007 and a further letter of intent between us and M2M, Nigel Nicholas and Danny Wootton dated August 13, 2007.

Froggie is a provider of mobile telephony marketing systems with operations in Argentina and Spain. Norris is a company incorporated in the BVI which provides premium SMS and bulk SMS solutions into

Spain. Tom Horsey is the principal shareholder of Froggie and Norris. The letter of intent contemplates the Company’s acquisition of up to 100% of the shares of Froggie and Norris from Tom Horsey. To date, no definitive agreement has been executed for the acquisition contemplated in the letter of intent. The parties have entered into the partnership agreement pending the continuation of negotiations on a definitive acquisition agreement. There is no assurance that any definitive agreement for the acquisition by us of an interest in Froggie or Norris will be executed.

M2M is a UK-based consulting business that specializes in assisting businesses and entrepreneurs to develop wireless applications for their existing or proposed business applications. Nigel Nicholas and Danny Wootton are the principal shareholders of M2M. The letter of intent contemplates our potential acquisition of up to 100% of the shares of M2M from Nigel Nicholas, Danny Wootton and the other shareholders of M2M. To date, no definitive agreement has been executed for the acquisition contemplated in the letter of intent. The parties have entered into the partnership agreement pending the continuation of negotiations on a definitive acquisition agreement. There is no assurance that any definitive agreement for the acquisition by us of an interest in M2M will be executed.

Planned Business

Under the partnership agreement, we, Froggie and M2M have agreed to actively work together to grow our current mobile phone applications business that provides content, applications and services to customers via their mobile phones.

The objective of the parties is to generate revenues using content and services through the live channels that each party has generated. We, Froggie and M2M have agreed on a management team that will be devoted to the launching of the business.

Bridge Financing

Froggie has agreed to provide to us the following maximum bridging finance until January 31, 2008:

  30,000 Euros at November 1, 2007;

  30,000 Euros at December 1, 2007 provided deals have been signed by the partnership between November 1, 2007 and December 1, 2007 with a cumulative margin value equal or greater than 120,000 Euros on an annualized basis. For every 10,000 Euros below this figure the bridging finance will be reduced by 2,500 Euros;

  30,000 Euros at January 1, 2008 provided deals have been signed by the partnership between November 1, 2007 and January 1, 2008 with a cumulative margin value equal or greater than 240,000 Euros on an annualized basis. For every 10,000 Euros below this figure the bridging finance will be reduced by 2,500 Euros; and

  30,000 Euros at February 1, 2008 provided deals have been signed by the partnership between November 1, 2007 and February 1, 2008 with a cumulative margin value equal or greater than 360,000 Euros on an annualized basis. For every 10,000 Euros below this figure the bridging finance will be reduced by 2,500 Euros.

In consideration for providing this financing, Froggie will be issued shares of our common stock calculated based on a per share price equal to the average of the 5 days preceding the date of the investment in each case. In the event that we complete the acquisition of Froggie, as contemplated in the letter of intent, the shares acquired by Froggie will be transferred to the shareholder of Froggie and will be reflected in the share exchange agreement as an additional “payment” in shares.

Move2Mobile

We entered into a letter of intent with Move2Mobile Limited, Nigel Nicholas and Danny Wootton dated August 13, 2007. M2M is a UK-based consulting business that specializes in assisting businesses and entrepreneurs to develop wireless applications for their existing or proposed business applications. Nigel Nicholas and Danny Wootton are the principal shareholders of M2M. Nigel Nicholas is presently a director of the Company.

The letter of intent contemplates the Company’s acquisition of up to 100% of the shares of M2M from Nigel Nicholas, Danny Wootton and the other shareholders of M2M, for consideration comprised of cash and shares of the Company’s common stock over a period of two years. In addition, further payments would be payable over an earn-out period of two years from the date of closing based on the profit generated by M2M and the value of the shareholdings of M2M at the end of the earn-out period. The earn-out agreement will be predicated on the Company providing agreed upon working capital to M2M after completion of the acquisition. The letter of intent contemplates that closing of the acquisition of M2M would follow within five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than October 31, 2007. It will be a condition of closing that M2M will have delivered to the Company financial statements of M2M in the form required to be filed by the Company with the United States Securities and Exchange Commission in accordance with its reporting obligations under the Securities Exchange Act of 1934. A partnership agreement among the Company, M2M and Froggie was subsequently executed on October 31, 2007, as described above.

Regulation S Debt Conversion Agreements - Shares

We entered into a Regulation S debt conversion agreement (the “Conversion Agreement”) with each of Nigel Nicholas, the Chief Executive Officer, the Director of Operations and a director of the Company, Ian Downie, a director of the Company, Pollux OU and Tracebit Holding Oy (together, the “Creditors”) whereby the Company issued to the Creditors a total of 8,051,714 shares of common stock of the Company (the “Shares”) as repayment and settlement of an aggregate of $169,086 of indebtedness owed by the Company to the Creditors (the “Indebtedness”) on the basis of one Share for each $0.021 of the Indebtedness. Each Creditor entered into a Conversion Agreement with the Company that included representations, warranties and covenants regarding the restricted status of the securities. The Company has granted piggyback registration rights to the Creditors. The issuance of the Shares was approved by written consent board resolutions of the Company’s board of directors on November 9, 2007.

Pollux OU, is a shareholder of the Company whose director, Miro Wikgren, is also a director and Chief Technical Officer of the Company. Pollux OU will be issued a total of 2,450,000 Shares in consideration for the repayment of a total US$51,450 in settlement of the Indebtedness owed by the Company to Pollux OU.

Tracebit Holding Oy is a shareholder of the Company whose Chairman, Peter Åhman, is also a director, President, Chief Financial Officer, Secretary and Treasurer of the Company. Tracebit Holding Oy will be issued 3,000,000 Shares in consideration for the repayment of a total US$63,000 in settlement of the Indebtedness owed by the Company to Tracebit Holding Oy.

A form of the Conversion Agreement has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 23, 2007.

Regulation S Debt Conversion Agreement - Warrants

We also entered into a Regulation S debt conversion agreements with Gary Flint, a director of the Company, whereby the Company issued to Mr. Flint a total of 1,915,000 warrants (the “Warrants”) to purchase a total of 1,915,000 shares of common stock of the Company (the “Warrant Shares”). The Warrants were issued by the Company in repayment and settlement of an aggregate of $40,215 of indebtedness owed by the Company to Mr. Flint on the basis of one Warrant Share for each $0.021 of the indebtedness. Mr. Flint entered into a Conversion Agreement with the Company that included representations, warranties and covenants regarding the restricted status of the securities. The Company has granted piggyback registration rights to Mr. Flint. The issuance of the Warrants to Mr. Flint was approved by written consent board resolutions of the Company’s board of directors on November 9, 2007.

A form of the Conversion Agreement has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 23, 2007.

Plan of Operations

Our strategy is focused on:

(a) the pursuit of complimentary technologies and additional mobile content to sell through our sales channels; and

(b) the creation of an aggregated content provision service managed through an interactive community based web-portal through the pursuit of a number of acquisitions of established mobile service providers to add to our portfolio of mobile applications.

We plan to pursue the achievement of the following milestones in 2008:

Phase 1-until Q2 2007/2008

  attempt to negotiate and conclude definitive agreements for the acquisition of Froggie, Norris and M2M and, if such definitive agreements are concluded, to complete these acquisitions;

  Raise the required funding to complete the above transactions and any further acquisitions;

  Expand Tracebit’s current product offering to include (i) mobile music services such as ring tones, ring back tones, video ring tones, streamed music, and full track music (ii) infotainment (mobile sport, leisure and information data services) such as video clips, streamed video, wallpapers and graphics, and picture messaging, and (iii) games;

  Enter into negotiations and continue to negotiate further acquisitions;

  Expand our management team, particularly through the involvement of management of companies that we may acquire;

  Grow sales of Tracebit through the completion of further partnership deals with leading mobile content providers, adding gaming titles and the latest video and audio content to sell additional content through current sales channels to enhance possibilities when selling content to new customers.

Phase II – until Q4 2007/2008

  Establish an operational centre in the United States and expand the South American offices acquired through the Froggie acquisition, if completed;

  Expand into North America by signing up partnership deals with US and Canadian based mobile service providers to capture opportunities in the growing mobile content market in US and Canada;

  Identify and complete further acquisition targets within the mobile community;

  Initiate online and mobile marketing campaigns through affiliate marketing agencies and pay per click campaigns; online search engines to increase traffic to and the user base of the portal;

  Establish an operational centre in Asia and expand the existing European sales offices;

  Fund raise to support further growth;

  Update and distribute marketing material to reflect additional product offerings to support sales efforts.

Phase III – 2008/2009

  achieve full operation of and revenue generation from North American and Asian sales offices;

  complete full launch of branded multimedia content and messaging portal in Europe;

  Sign contracts with a number of large media agencies to source advertising inventory;

  Complete a new multi-interaction mobile application, to attract new users as this application enhances the product offering of the portal.

There can be no assurance that any of these milestones will be achieved, within the time frames indicated or at all. The achievement of these milestones will be conditional upon our achieving significant financing. There is no assurance that we will achieve this necessary financing. Further, there is no assurance that any financing achieved will be sufficient to complete our planned acquisitions or other business plans .

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

Financial Condition

We had cash of $27,123 and a working capital deficit of $1,085,799 at September 30, 2007. Our planned expenditures over the next twelve months in the amount of $500,000 will exceed our cash reserves and working capital. We presently does not have sufficient cash to fund our operations for more than the next month. We anticipate that we will require additional financing in the amount of approximately $1,000,000 in order to enable us to sustain our operations for the next twelve months in view of our plan of operations and our account deficit. We will also require additional financing to fund our contemplated acquisitions if we are able to execute definitive agreement for these acquisitions. We are currently seeking additional financing, however, there can be no assurance that we will obtain such financing in the amount required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations and we may not be able to proceed with our planned acquisitions.

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

Employees

We currently have three full-time employees and four part-time employees.

Research and Development

We spent approximately $71,669 and $Nil on research and development activities in fiscal 2007 and fiscal 2006, respectively.

Intellectual Property

We own intellectual property rights relating to Tracebit’s games and entertainment applications for mobile handsets and our MobileMail suite of software applications that includes trade secrets and copyright except for some brand names that we have licensed. We seek to protect our intellectual property by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it, including developers.

There can be no assurance that we will be able to achieve any trademark protection for any of the names that Tracebit uses in connection with its games and entertainment applications or for our MobileMail suite of software applications. As a result, third parties might be able to sell competing products with names incorporating these terms, and our ability to build goodwill and brand recognition for our products may be compromised. Further, there is a risk that a competitor or other business or person may claim our MobileMail suite of software applications or the use of the names in connection with Tracebit’s games and entertainment application violates the trademark or other intellectual property rights of the competitor or other business or person. We have not received any such claims to date.

Government Regulation

We must abide by regulations imposed by government regulatory authorities in deploying our games and entertainment applications and MobileMail software solutions. The majority of regulations within the telecommunications industry that apply to mobile games and entertainment applications and mobile messaging are created by industry bodies producing codes of conduct that outline the rules that network operators, content providers, carriers, technology providers and advertisers must adhere to when providing telecommunication services to the public. These codes of conduct generally focus on protecting consumers against unwanted e-mails being delivered to their mobile devices.

We intend to thoroughly investigate the regulations imposed in each jurisdiction in which we plan to expand our business prior to commencing any marketing efforts in such jurisdiction. In some cases, the cost of compliance with a jurisdiction’s regulations may preclude us from providing services to customers in such jurisdiction.

Subsidiaries

We have two subsidiaries: Mobilemail UK and Tracebit. Tracebit had a subsidiary in India, Tracebit Mobile Solutions India (Pvt) which was dissolved during 2006.

Risk Factors

The following sets forth some of the risks relating to the business of Tracebit, which is our primary business subsequent to the Acquisition of Tracebit in February 2007. If any of the following risks occurs, our business, financial condition or results of operations could be seriously harmed.

In this section, references to “we”, “us”, “our” or the “Company” mean Tracebit.

Risks Related to Our Business

We have a limited operating history in an emerging market, which may make it difficult to evaluate our business.

Tracebit was incorporated in 1996 but began selling mobile games in 2002. Accordingly, we have only a limited history of generating revenues in the mobile entertainment industry, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties, any of which could materially harm our business, operating results and financial condition.

We have incurred losses in certain periods and may incur substantial net losses in the future and may not achieve profitability.

We have incurred losses in certain periods since inception. We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new games, further international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur losses and will not become profitable. In future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual games and carrier relationships represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed. In addition, any payments due to us from carriers for revenues that are recognized on a cash basis may be delayed because of changes or issues with those carriers’ processes.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

The development, distribution and sale of mobile games is a highly competitive business. For end users, we compete primarily on the basis of brand, game quality and price. For wireless carriers, we compete for deck placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

Our primary competitors include Digital Chocolate, Electronic Arts (EA Mobile), Gameloft, Hands-On Mobile, I-play, Namco and THQ, among others. In the future, likely competitors include major media companies, traditional video game publishers, content aggregators, mobile software providers and independent mobile game publishers. Carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile games. If carriers enter the mobile game market as publishers, they might refuse to distribute some or all of our games or might deny us access to all or part of their networks.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include having significantly greater revenues and financial resources, stronger brand and consumer recognition, the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products, pre-existing relationships with brand owners or carriers, greater resources to make acquisitions, lower labor and development costs, and broader distribution.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

Failure to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses would impair our ability to introduce new mobile games or to continue to offer our current games based on third-party content.

Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. Many of these licensors already develop games for other platforms, and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

We currently rely on wireless carriers, content aggregators and value added resellers to market and distribute our games and thus to generate our revenues. The loss of or a change in any of these significant carrier, content aggregator or value added reseller relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

Our future success is highly dependent upon maintaining successful relationships with the wireless carriers, content aggregators and value added resellers with which we currently work and establishing new relationships in geographies where we have not yet established a significant presence. Our failure to maintain our relationships with these carriers, content aggregators and value added resellers would materially reduce our revenues and thus harm our business, operating results and financial condition.

If any of our carriers, content aggregators and value added resellers decides not to market or distribute our games or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers, content aggregators and value added resellers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s, content aggregator’s and value added reseller’s subscribers/customers and the revenues they afford us, which could materially harm our business, operating results and financial condition.

End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new mobile games that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing mobile games that wireless carriers, content aggregators and value added resellers will place on their decks and end users will buy. We must invest significant resources in licensing efforts, research and development, marketing and regional expansion to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games and the availability of other entertainment activities. If our games and related applications are not responsive to the requirements of our carriers, content aggregators and value added resellers or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a subsequent shift in our carriers, content aggregators and value added resellers or the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

Inferior deck placement would likely adversely impact our revenues and thus our operating results and financial condition.

Wireless carriers provide a limited selection of games that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the number of games available on the deck is a function of the limited screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. Carriers typically provide one or more top level menus highlighting games that are recent top sellers, that the carrier believes will become top sellers or that the carrier otherwise chooses to feature, in addition to a link to a menu of additional games sorted by genre. We believe that deck placement on the top level or featured menu or toward the top of genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in games achieving a greater degree of commercial success. If carriers choose to give our games less favorable deck placement, our games may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed.

We have depended on no more than 20 mobile games for a majority of our revenues in recent fiscal periods.

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. We expect to release a relatively small number of new games each year for the foreseeable future. If these games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our mobile games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers, content aggregators, value added resellers and content licensors, as well as developing new relationships. Promotion of the Tracebit brand will depend on our success in providing high-quality mobile games. Similarly, recognition of our games by end users will depend on our ability to develop engaging games of high quality with attractive titles. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors, such as Glu Mobile, already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

Our business and growth may suffer if we are unable to hire and retain key personnel, who are in high demand.

We depend on the continued contributions of our senior management and other key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not maintain a key-person life insurance policy on any of our officers or other employees.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

If we fail to deliver our games at the same time as new mobile handset models are commercially introduced, our sales may suffer.

Our business is dependent, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers might give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us the opportunity to access new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, or if we miss the key holiday selling period, either because the introduction of a new handset is delayed or we do not deploy our games in time for the holiday selling season, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Wireless carriers, content aggregators and value added resellers generally control the price charged for our mobile games and the billing and collection for sales of our mobile games and could make decisions detrimental to us.

Wireless carriers, content aggregators and value added resellers generally control the price charged for our mobile games either by approving or establishing the price of the games charged to their subscribers/customers. Some of our carrier, content aggregator and value added reseller agreements also restrict our ability to change prices. In cases where carrier, content aggregator or value added reseller approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers, content aggregators and value added resellers for our games, or changes in these prices could adversely affect market acceptance of those games. A failure or delay by these carriers in adjusting the retail price for our games, could adversely affect sales volume and our revenues for those games.

Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. If our carriers, content aggregators and value added resellers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. This could harm our business, operating results and financial condition.

We may be unable to develop and introduce in a timely way new mobile games, and our games may have defects, which could harm our brand.

The planned timing and introduction of new original mobile games and games based on licensed intellectual property are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new games, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our games is introduced with defects, errors or failures, we could experience decreased sales, loss of end users, damage to our carrier relationships and damage to our reputation and brand. Our attractiveness to branded content licensors might also be reduced. In addition, new games may not achieve sufficient market acceptance to offset the costs of development, particularly when the introduction of a game is substantially later than a planned “day-and-date” launch, which could materially harm our business, operating results and financial condition.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile handsets, our attractiveness to wireless carriers and branded content owners will be impaired, and our sales could suffer.

Once developed, a mobile game may be required to be ported to, or converted into separate versions for, more than 100 different handset models, many with different technological requirements. These include handsets with various combinations of underlying technologies, user interfaces, keypad layouts, screen resolutions, sound capabilities and other carrier-specific customizations. If we fail to maintain or enhance our porting capabilities, our sales could suffer, branded content owners might choose not to grant us licenses and carriers might choose to give our games less desirable deck placement or not to give our games placement on their decks at all.

Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, we anticipate that in the future we will be required to port existing and new games to a broader array of handsets. If we utilize more labor intensive porting processes, our margins could be significantly reduced and it might take us longer to port games to an equivalent number of handsets. This, in turn, could harm our business, operating results and financial condition.

If our independent, third-party developers cease development of new games for us and we are unable to find comparable replacements, we may have to reduce the number of games that we intend to introduce, delay the introduction of some games or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our competitive position may be adversely impacted.

We rely on independent third-party developers to develop our games. If our developers terminate their relationships with us or negotiate agreements with terms less favorable to us, we may have to reduce the number of games that we intend to introduce, delay the introduction of some games or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our business, operating results and financial condition could be harmed.

If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our competitive position may be adversely affected.

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources.

Third parties may sue us for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.

Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis could force us to withdraw games from the market or prevent us from introducing new games. In addition, even if we are able to license the infringed or similar technology or games, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us might result in substantial monetary liabilities and might materially disrupt the conduct of our business.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by malicious software and other losses.

In the ordinary course of our business, most of our agreements with carriers and other distributors include indemnification provisions. In these provisions, we agree to indemnify them for losses suffered or incurred in connection with our games, including as a result of intellectual property infringement and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. Large future indemnity payments could harm our business, operating results and financial condition.

We may need to raise additional capital to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

The operation of our business and our efforts to grow our business further will require significant cash outlays and commitments. We need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the initial public offering price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Risks Relating to Our Industry

Wireless communications technologies are changing rapidly, and we may not be successful in working with these new technologies.

Wireless network and mobile handset technologies are undergoing rapid innovation. New handsets with more advanced processors and supporting advanced programming languages continue to be introduced. In addition, networks that enable enhanced features, such as multiplayer technology, are being developed and deployed. We have no control over the demand for, or success of, these products or technologies. The development of new, technologically advanced games to match the advancements in handset technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. If we fail to anticipate and adapt to these and other technological changes, the available channels for our games may be limited and our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies, develop mobile games to accommodate evolving industry standards and improve the performance and reliability of our games. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our games.

The complexity of and incompatibilities among mobile handsets may require us to use additional resources for the development of our games.

To reach large numbers of wireless subscribers, mobile entertainment publishers like us must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers and handset manufacturers may require us to make significant investments in research and development, including personnel, technologies and equipment. We may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature rich games, we anticipate that our per-game development costs will increase, which could increase the risks associated with the failure of any one game and could materially harm our operating results and financial condition.

If wireless subscribers do not continue to use their mobile handsets to access games and other applications, our business growth and future revenues may be adversely affected.

We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services and, in particular, entertainment applications of the type we develop and distribute. New or different mobile entertainment applications, such as streaming video or music applications, developed by our current or future competitors may be preferred by subscribers to our games. In addition, other mobile platforms such as the iPod and dedicated portable gaming platforms such as the PlayStation Portable and the Nintendo DS may become more widespread, and end users may choose to switch to these platforms. If the market for our games does not continue to grow or we are unable to acquire new end users, our business growth and future revenues could be adversely affected. If end users switch their entertainment spending away from the games and related applications that we publish, or switch to portable gaming platforms or distribution where we do not have comparative strengths, our revenues would likely decline and our business, operating results and financial condition would suffer.

Our industry is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of release of games and mobile handsets on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our games, increase our costs and cause our games to be of lower quality or to be published later than anticipated.

End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the Java platform, and we have experience developing games for the BREW platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a technology platform such as Adobe Flash Lite or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

System or network failures could reduce our sales, increase costs or result in a loss of end users of our games.

Mobile game publishers rely on wireless carriers’ networks to deliver games to end users and on their or other third parties’ billing systems to track and account for the downloading of their games. In certain circumstances, mobile game publishers may also rely on their own servers to deliver games on demand to end users through their carriers’ networks. Any failure of, or technical problem with, carriers’, third parties’ or our billing systems, delivery systems, information systems or communications networks could result in the inability of end users to download our games, prevent the completion of billing for a game, or interfere with access to some aspects of our games or other products. If any of these systems fails or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our games. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

The market for mobile games is seasonal, and our results may vary significantly from period to period.

Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new handsets, we may experience seasonal sales increases based on the holiday selling period. However, due to the time between handset purchases and game purchases, most of this holiday impact occurs for us in our first quarter. If we miss these key selling periods for any reason, our sales will suffer disproportionately. Likewise, if a key event to which our game release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we may experience seasonal sales decreases during the summer, particularly in Europe. If the level of travel increases or expands to other periods, our operating results and financial condition may be harmed.

Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of wireless communications infrastructure internationally. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our games successfully. In addition, changes by a wireless carrier to network infrastructure may interfere with downloads of our games and may cause end users to lose functionality in our games that they have already downloaded. This could harm our business, operating results and financial condition.

Changes in government regulation of the media and wireless communications industries may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation.

Item 2.	Description of Property

The Company maintains an office located at Suite 3.19, MLS Business Centre, 130 Shaftesbury Avenue, London, England W1D 5EU. We occupy the premises under a contract with Azuracle, which provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services in consideration of a management fee of £500 per month.

Tracebit maintains an office located at Itäinentie 8, 06100 Porvoo, Finland at no cost.

Item 3.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Securities Holders

Except for the following matters approved by our security holders at our July 27, 2007 special meeting of stockholders, no other matters were submitted to our security holders for a vote during the year ended September 30, 2007:

Name Change

Effective August 2, 2007, we completed the change of our corporate name from “MobileMail (US) Inc.” to “MobiVentures Inc.”. The name change was approved by our stockholders at the Company’s special meeting of the stockholders held on July 27, 2007. The name change was effected by filing a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State on July 30, 2007. A total of approximately 19,244,286 shares were voted in respect of the name change, of which approximately 19,195,374 shares were voted in favor of the name change, approximately 15,051 shares were voted against and there were approximately 33,861 shares that abstained from voting.

Increase in Authorized Capital

Effective July 30, 2007, our authorized shares of common stock was increased from 100,000,000 to 300,000,000 shares with a par value of $0.001 per share. The increase in the number of authorized shares of common stock was approved by our stockholders at the Company’s special meeting of the stockholders on July 27, 2007. The increase was effected by filing a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State on July 30, 2007. A total of approximately 19,244,286 shares were voted in respect of this matter, of which approximately 19,153,990 shares were voted in favour thereof, approximately 15,051 shares were voted against and there were approximately 75,245 shares that abstained from voting.

PART II – FINANCIAL INFORMATION

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol MBLV. Our common stock became eligible for trading on the OTC Bulletin Board on September 1, 2006.

The following table indicates the high and low bid prices of our common stock during the periods indicated:

Quarter Ended	High Bid	Low Bid
December 31, 2007	$0.03	$0.01
September 30, 2007	$0.35	$0.01
June 30, 2007	$0.59	$0.25
March 31, 2007	$1.39	$0.90
December 31, 2006	$1.30	$0.17
September 30, 2006	$0.85	$0.31

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As at January 16, 2008, we had 367 registered holders of our common stock.

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

Recent Sales of Unregistered Securities

We did not issue any securities without registration under the Securities Act of 1933 that have not been previously disclosed on our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

Equity Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of Outstanding Options,	Outstanding Options,	Equity Compensation
	Warrants and Rights	Warrants and Rights	Plans (excluding column
Plan Category	(a)	(b)	(a))

Equity Compensation Plans Approved by Security Holders (Stock Option Plan)	71,369	$0.446	4,028,631

Equity Compensation Plans Not Approved by Security Holders	2,100,000(1)	$0.048	Nil

(1)	Represents shares of our common stock to be issued upon the exercise of warrants issued pursuant to consulting services agreements.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended September 30, 2007 should be read in conjunction with our audited financial statements and related notes for the year ended September 30, 2007.

Presentation of Financial Information

Effective August 31, 2005, we acquired 100% of the issued and outstanding shares of MobileMail UK by issuing 12,000,000 shares of our common stock. Notwithstanding its legal form, our acquisition of MobileMail UK has been accounted for as a reverse take-over, since the acquisition resulted in the former shareholders of MobileMail UK owning the majority of our issued and outstanding shares. Because Maxtor Holdings Inc. (now MobiVentures Inc.) was a newly incorporated company with nominal net non-monetary assets, the acquisition has been accounted for as an issuance of stock by MobileMail UK accompanied by a recapitalization. Under the rules governing reverse takeover accounting, the results of operations of MobiVentures Inc. are included in our consolidated financial statements effective August 31, 2005. Our date of inception is the date of inception of MobileMail UK, being August 21, 2003, and our financial statements are presented with reference to the date of inception of MobileMail UK. Financial information relating to periods prior to August 31, 2005 is that of MobileMail UK.

On February 6, 2007, we completed the acquisition of Tracebit. Our financial statements for the year ended September 30, 2007 include the results of operations of Tracebit from February 6, 2007 to September 30, 2007.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions.

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

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

Mobile Games

In accordance with Emerging Issues Task Force, or EITF, No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the net amount the carrier reports as payable upon the sale of its games, which is net of any service or other fees earned and deducted by the carriers. The Company may estimate some revenues from mobile operators/VARs in the current period when reasonable estimates of these amounts can be made. Some mobile operators/VARs provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the Company recognizes revenues upon the receipt of a mobile operator/VAR revenue report and when the Company’s portion of the game licensed revenues are fixed or determinable and collection is probable. If the Company deems a mobile operator/VAR not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

The Company recognizes the cost of payments to the content providers or brand owners/license holders as a cost of revenues, these costs are usually a fixed percentage of the revenue of the related games. Mobiles games cost of revenues includes all third-party hosting and testing, these costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related games.

Foreign Currency Translations

The Company’s functional currencies are the British Pound Sterling (“GBP”) and the Euro (“EUR”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re measured into the functional currency as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

(ii)	Non-monetary assets and liabilities, and equity at historical rates, and

(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

(i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

(ii)	Equity at historical rates, and

(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Results Of Operations – Year Ended September 30, 2007 and 2006

References to the discussion below to 2007 are to our current fiscal year which ended on September 30, 2007. References to 2006 are to our fiscal year ended September 30, 2006.

			Cumulative From
			Incorporation
	For the Year Ended	For the Year Ended	August 21, 2003 to
	September 30, 2007	September 30, 2006	September 30, 2007

Sales	$92,078	$10,914	$102,992

Direct Costs	(25,001)	-	(25,001)

Gross Profit	67,077	10,914	77,991
General and Administrative
Expenses
Accounting and auditing	173,290	131,310	368,980
Bad debt	6,712	-	6,712
Bank charges	1,052	1,031	2,083
Depreciation	685	691	2,124
Filing fees	7,927	9,948	17,875
Intellectual property	-	2,500,000	2,500,000
Investor relations	52,811	7,556	60,367
Legal	64,181	51,339	122,246
Management and consulting	848,619	66,015	914,634
Office and information
technology	13,317	3,704	27,183
Rent	11,815	10,806	34,621
Research and development
costs	71,669	-	81,976
Salaries and wages	5,255	32,985	126,804
Sales and marketing	64,586	-	64,586

			Cumulative From
			Incorporation
	For the Year Ended	For the Year Ended	August 21, 2003 to
	September 30, 2007	September 30, 2006	September 30, 2007
Shareholder information	2,975	2,606	5,581
Transfer agent fees	2,538	125	2,663
Travel and promotion	6,752	1,176	33,198
Total General and
Administrative Expenses	1,334,184	2,819,292	4,371,633

Loss from Operations	(1,267,107)	(2,808,378)	(4,293,642)

Other Income (Expense)
Gain on settlement of debt	6,250	-	6,250
Interest expense	(4,038)	(5,880)	(10,570)
Write-down of goodwill	(77,953)	-	(77,953)
Foreign exchange loss	(21,084)	(2,247)	(23,331)

Net Loss	$(1,363,932)	$(2,816,505)	$(4,399,246)

Sales

We generated our sales from sales of our MobileMail messaging solutions and from sales of games developed by Tracebit of $92,078 during 2007, compared to $10,914 during 2006. The sales includes Tracebit sales from February 6, 2007, the date of closing of the acquisition of Tracebit. These revenues were comprised of monthly license fees that MobileMail Ltd earned through our re-seller agreement for the sales of MobileMail software and royalty fees and licenses fees earned for the sales of games through Tracebit’s distribution and re-seller agreements.

Direct Costs

Direct costs are comprised of license fees paid to brand owners for the sale of games with their brand attached.

Direct costs were $25,001 during 2007, representing 27.2% of sales.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements and regulatory compliance expenses.

Accounting and auditing expenses increased to $173,290 during 2007 from $131,310 during 2006.

Research and Development Costs

Research and development costs are primarily comprised of salaries paid to Tracebit’s development personnel and contract developers which relates to the development of games by Tracebit.

Research and development costs increased significantly to $71,669 during 2007, from $Nil during 2006, which increase reflects the salaries paid to Tracebit’s development personnel, consultant fees to contract developers and other expenses related to Tracebit’s development 2007.

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

Investor relations expenses increased to $52,811 during 2007 from $7,556 during 2006, which increase reflects our increased investor relation activity during 2007.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Exchange Act including the preparations and filings of our quarterly and annual reports with the SEC.

Legal expenses increased to $64,181 during 2007 from $51,339 during 2006. Significant legal expenses in 2007 included legal expenses associated with our acquisition of Tracebit.

Management and Consulting

Management and consulting expenses are primarily comprised of consulting fees that we pay to Debondo Capital Limited and to other consultants on account of consulting services and expensed stock, warrant and option issues.

Management and consulting expenses increased significantly to $848,619 during 2007, from $66,015 during 2006, which increase reflects the consulting agreements that we have entered into during 2007.

Office and Information Technology

Office and information technology expenses include expenses associated with the development and testing of the MobileMail software and rent for Tracebit Office.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England.

Salaries and Wages

Our salaries and wages decreased to $5,255 during 2007, from $32,985 in 2006, as we no longer pay Gary Flint any salary.

Sales and Marketing

Sales and marketing expenses are primarily comprised of salaries paid to Tracebit’s sales and marketing personnel.

Sales and marketing expenses increased significantly to $64,586 during 2007, from $Nil in 2006, which increase reflects increased sales and marketing expenses as a result of salaries paid to Tracebit’s sales and marketing personnel and other expenses related to Tracebit sales and marketing.

Loss from Operations and Net Loss

We incurred a loss from operations of $1,267,107 during 2007, compared to $2,808,378 during 2006, and a net loss of $1,363,932 during 2007, compared to $2,816,505 during 2006.

Liquidity and Financial Resources

We had cash of $27,123 and a working capital deficit of $1,085,799 as at September 30, 2007, compared to cash of $23 and a working capital deficit of $5,249 as at fiscal year ended September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $500,000, as outlined above under the heading “Plan of Operations” in Item 1 – “Description of Business”. While this amount will be offset by any gross profits that we earn from sales of our MobileMail messaging solutions and Tracebit’s mobile content consisting primarily of mobile games, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently do not have sufficient cash to fund our operations for the next month and we anticipate that we will require additional financing in the approximate amount of $1,000,000 in order to enable us to sustain our operations for the next twelve months. There can be no assurance that we will be able to obtain such financing on terms favourable to us or at all.

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

Cash used in Operating Activities

We used cash of $228,996 in operating activities during 2007 compared to cash used of $219,534 during 2006.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

Investing activities provided cash of $5,225 during 2007 from the acquisition of Tracebit. We did not use any cash in investing activities during 2006.

Cash from Financing Activities

We generated cash of $278,233 from financing activities during 2007 compared to cash of $100,000 generated from financing activities during 2006, primarily attributable to our obligation to issue shares and shares issued for cash.

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

Item 7.	Financial Statements

The following audited consolidated financial statements of MobiVentures Inc. (the “Company”) are included in this Annual report on Form 10-KSB:

Page
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as at September 30, 2007 and 2006	F-3
Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (August 21, 2003) to September 30, 2007	F-4
Consolidated Statements of Operations for the years ended September 30, 2007 and 2006 and for the period from incorporation (August 21, 2003) to September 30, 2007	F-6
Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006 and for the period from incorporation (August 21, 2003) to September 30, 2007	F-7
Notes to Consolidated Financial Statements	F-8

MOBIVENTURES INC.

(Formerly Mobilemail (US) Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

US FUNDS

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MobiVentures Inc.
(formerly Mobilemail (US) Inc.)

We have audited the accompanying consolidated balance sheet of MobiVentures Inc. (a development stage company) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended and the period from August 21, 2003 (inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as September 30, 2006 and for the period from August 21, 2003 (inception) to September 30, 2006 were audited by other auditors whose report dated November 2, 2006 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period August 21, 2003 (inception) through September 30, 2006 reflect a total loss of $3,035,314 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of MobiVentures Inc. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended and the period from August 21, 2003 (inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 11, 2008

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

"STALEY, OKADA & PARTNERS "

Vancouver, B.C., Canada	STALEY, OKADA & PARTNERS
November 2, 2006, except as to Note 14b which is as at	CHARTERED ACCOUNTANTS
December 28, 2006

MobiVentures Inc.
Formerly Mobilemail (US) Inc.	Statement 1
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	September 30,	September 30,
ASSETS	2007	2006
Current
Cash	$27,123	$23
Accounts receivable	57,294	5,618
VAT receivable	10,071	2,392
Prepaid expense	60,175	164,187
	154,663	172,220

Equipment (Note 4)	-	685
	$154,663	$172,905

LIABILITIES
Current
Accounts payable	$364,910	$62,364
Accrued liabilities	131,791	44,049
Accrued interest	-	4,679
Obligation to issue shares (Note 9, 10 & 16)	199,609	-
Due to related parties (Note 9)	544,152	66,377
	1,240,462	177,469

Convertible Promissory Notes Payable (Note 7)	-	100,000
	1,240,462	277,469

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock (Note 10)
Authorized: 300,000,000 shares with $0.001 par value
Issued : 37,621,402 (September 30, 2006 - 28,498,600)	37,622	28,499
Additional paid-in capital	3,307,495	2,906,559
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(31,670)	(4,308)
Deficit - Accumulated during the development stage	(4,399,246)	(3,035,314)
	(1,085,799)	(104,564)
	$154,663	$172,905

Contingency (Note 1)
Commitments (Note 15)
Subsequent Events (Note 16)

- See Accompanying Notes -

MobiVentures Inc.	Statement 2a
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficiency
US Funds

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency
Shares issued for cash at $0.33 per
share – August 21, 2003	6	$-	$2	$-	$-	$2

Balance - September 30, 2003	6	-	2	-	-	2
Stock Split– April 30, 2004	573	-	-	-	-	-
Shares issued for cash at $0.003
per share – April 30, 2004	4,365,687	4,366	9,025	-	-	13,391
Loss for the year	-	-	-	(36,762)	-	(36,762)
Foreign currency translation
adjustment	-	-	-	-	157	157

Balance - September 30, 2004	4,366,266	4,366	9,027	(36,762)	157	(23,212)
Shares issued for consulting at
$0.003 per share -December 1,
2004	236,143	236	544	-	-	780
Shares issued for consulting at
$0.003 per share -March 9, 2005	236,143	236	548	-	-	784
Shares issued for consulting at
$0.003 per share - May 9, 2005	944,581	945	2,143	-	-	3,088
Shares issued for debt at $0.018 per
share - May 9, 2005	6,216,867	6,217	105,650	-	-	111,867
Loss for the period	-	-	-	(133,578)	-	(133,578)
Foreign currency translation
adjustment	-	-	-	-	(1,328)	(1,328)

Balance - August 31, 2005 - Issued
before acquisition	12,000,000	12,000	117,912	(170,340)	(1,171)	(41,599)
Acquisition of MobileMail Limited -
Recapitalization - August 31,
2005	5,953,600	5,954	41,434	-	-	47,388

Balance - August 31, 2005 - Issued
post acquisition	17,953,600	17,954	159,346	(170,340)	(1,171)	5,789
Loss for the year	-	-	-	(48,469)	-	(48,469)
Foreign currency translation
adjustment	-	-	-	-	2,292	2,292

Balance – September 30, 2005	17,953,600	17,954	159,346	(218,809)	1,121	(40,388)
Shares issued for debt at $0.25 per
share - November 30, 2005	320,000	320	81,188	-	-	81,508
Shares issued for intellectual
property at $0.25 per share -
November 30, 2005	10,000,000	10,000	2,490,000	-	-	2,500,000
Shares issued for investor relations
of $0.25 per share - July 28,
2006	25,000	25	6,225	-	-	6,250
Shares issued for consulting
services at $0.85 per share –
August 14, 2006	200,000	200	169,800	-	-	170,000
Loss for the year	-	-	-	(2,816,505)	-	(2,816,505)
Foreign currency translation
adjustment	-	-	-	-	(5,429)	(5,429)

Balance – September 30, 2006	28,498,600	$28,499	$2,906,559	$(3,035,314)	$(4,308)	$(104,564)

- See Accompanying Notes -

MobiVentures Inc.	Statement 2b
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficiency
US Funds

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency

Opening Balance – September 30,
2006	28,498,600 $	28,499	$2,906,559	$(3,035,314)	$(4,308)	$(104,564)
Shares issued for settlement of debt
at $0.25 per share – October 19,
2006	400,000	400	99,600	-	-	100,000
Shares issued for cash at $0.25 per
share – January 12, 2007	411,156	411	102,378	-	-	102,789
Shares issued for acquisition of OY
Tracebit AB – February 6, 2007
(Note 3)	8,224,650	8,225	(8,224)	-	-	1
Shares issued for cash at $0.25 per
share – March 9, 2007	86,996	87	21,662	-	-	21,749

Fair value of options for consulting	-	-	79,158	-	-	79,158

Fair value of warrants for consulting	-	-	106,362	-	-	106,362

Loss for the year	-	-	-	(1,363,932)	-	(1,363,932)
Foreign currency translation
adjustment	-	-	-	-	(27,362)	(27,362)

Balance – September 30, 2007	37,621,402 $	37,622	$3,307,495	$(4,399,246)	$(31,670)	$(1,085,799)

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.	Statement 3
(A Development Stage Company)
Consolidated Statements of Operations
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	August 21,
	Year Ended	Year Ended	2003 to
	September 30,	September 30,	September 30,
	2007	2006	2007

Sales	$92,078	$10,914	$102,992
Direct Costs	(25,001)	-	(25,001)
Gross Profit	67,077	10,914	77,991

General and Administrative Expenses
Accounting and auditing	173,290	131,310	368,980
Bad debt	6,712	-	6,712
Bank charges	1,052	1,031	2,083
Depreciation	685	691	2,124
Filing fees	7,927	9,948	17,875
Intellectual property (Note 5)	-	2,500,000	2,500,000
Investor relations	52,811	7,556	60,367
Legal	64,181	51,339	122,246
Management and consulting (Note 9)	848,619	66,015	914,634
Office and information technology	13,317	3,704	27,183
Rent (Note 9)	11,815	10,806	34,621
Research and development costs	71,669	-	81,976
Salaries and wages	5,255	32,985	126,804
Sales and marketing	64,586	-	64,586
Shareholder information	2,975	2,606	5,581
Transfer agent fees	2,538	125	2,663
Travel and promotion	6,752	1,176	33,198

Total General and Administrative Expenses	1,334,184	2,819,292	4,371,633

Loss from Operations	(1,267,107)	(2,808,378)	(4,293,642)

Other Income (Expense)
Gain on settlement of debt (Note 7)	6,250	-	6,250
Interest expense	(4,038)	(5,880)	(10,570)
Write-down of goodwill (Note 3)	(77,953)	-	(77,953)
Foreign exchange loss	(21,084)	(2,247)	(23,331)

Net Loss	$(1,363,932)	$(2,816,505)	$(4,399,246)

Weighted Average Shares Outstanding	34,538,499	26,548,888

Loss per Share – Basic and Diluted	$(0.04)	$(0.11)

Comprehensive Loss
Net Loss	$(1,363,932)	$(2,816,505)	$(4,399,246)
Foreign currency translation adjustment	(27,362)	(5,429)	(31,670)

Total Comprehensive Loss	$(1,391,294)	$(2,821,934)	$(4,430,916)

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.	Statement 4
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds

			Cumulative
			from
			Incorporation
	For the	For the	August 21,
	Year Ended	Year Ended	2003 to
	September 30,	September 30,	September 30,
	2007	2006	2007
Operating
Net Loss	$(1,363,932)	$(2,816,505)	$(4,399,246)
Items not involving cash:
Depreciation	685	691	2,124
Write-down of goodwill	77,953	-	77,953
Interest on loan payable	1,571	4,091	6,250
Shares for consulting services	45,914	37,063	87,629
Fair value of options for consulting services	79,158	-	79,158
Fair value of warrants for consulting services	106,362	-	106,362
Forgiveness of interest	(6,250)	-	(6,250)
Interest on promissory notes	-	1,508	1,508
Shares issued for intellectual property	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(22,382)	(5,618)	(28,000)
VAT receivable	(7,679)	(2,353)	(10,071)
Prepaid expense	169,531	-	169,531
Accounts payable	293,269	34,292	330,633
Accrued liabilities	(34,222)	(13,615)	(200)
Due to related parties	431,026	40,912	497,348
	(228,996)	(219,534)	(585,271)
Investing
Acquisition of property and equipment	-	-	(2,124)
Cash acquired on purchase of Maxtor Holdings
Inc.	-	-	118,365
Cash acquired on purchase of OY Tracebit AB	5,225	-	5,225
	5,225	-	121,466
Financing
Due to Maxtor Holdings Inc.	-	-	19,105
Convertible promissory notes	-	100,000	100,000
Loan from related party	-	-	111,867
Loan payable	25,000		25,000
Obligation to issue shares	128,695	-	128,695
Share issuances for cash	124,538	-	137,931
	278,233	100,000	522,598

Effect of exchange rate changes on cash	(27,362)	(5,429)	(31,670)

Net Increase (Decrease) in Cash	27,100	(124,963)	27,123
Cash – Beginning	23	124,986	-
Cash – Ending	$27,123	$23	$27,123

Supplemental cash flow information (Note 14)

- See Accompanying Notes -

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

1.	Basis of presentation

Organization

MobiVentures Inc. (the “Company” or "Maxtor") was incorporated on April 1, 2005 under the laws of the State of Nevada, under the name of Maxtor Holdings Inc. (“Maxtor”). Effective August 31, 2005, the Company completed a Share Exchange Agreement (“Agreement”) with MobileMail Limited ("MobileMail"). Mobilemail, a technology and marketing company headquartered in London, England, was incorporated on August 21, 2003. Pursuant to the Agreement, the Company agreed to issue to the shareholders of MobileMail 12,000,000 Maxtor shares in exchange for 100% of the issued and outstanding shares of MobileMail. The issuance of 12,000,000 common shares of the Company, in accordance with the Agreement, constituted an acquisition of control of the Company by the former owners of MobileMail. On August 31, 2005, the Company completed the reverse acquisition under the Agreement with Maxtor. The transaction has been accounted for as a recapitalization of the Company. The accompanying financial statements are the historical financial statements of MobileMail.

On February 6, 2007, the Company completed the acquisition of OY Tracebit AB (“Tracebit”), a company incorporated under the laws of Finland on October 10, 1996, by acquiring all of the issued and outstanding shares in the capital of Tracebit (Note 3). On October 19, 2005, the Company changed its name to MobileMail (US) Inc. and on August 2, 2007 the Company changed its name to MobiVentures Inc The Company is in the business of the commercialization of software that enables users to send messages via email, directly from the customer’s computer to any mobile wireless device. As defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, the Company is considered to be in the development stage.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2007, the Company has working capital deficiency of $1,085,799, an accumulated deficit of $4,399,246 and has incurred an accumulated operating cash flow deficit of $585,271 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

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

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies

	a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

	b)	Basis of Consolidation

The consolidated financial statements include the accounts of MobileMail since its incorporation on August 21, 2003, the Company since the reverse acquisition on August 31, 2005 (Note 1) and Tracebit since the acquisition on February 6, 2007 (Note 3). All intercompany balances and transactions have been eliminated.

	c)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

	d)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions.

	e)	Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful
life (in years)
3

Office and computer equipment

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

	f)	Long Lived Assets

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

	g)	Revenue Recognition

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

Mobile games

In accordance with Emerging Issues Task Force, or EITF, No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the net amount the carrier reports as payable upon the sale of its games, which is net of any service or other fees earned and deducted by the carriers. The Company may estimate some revenues from mobile operators/VARs in the current period when reasonable estimates of these amounts can be made. Some mobile operators/VARs provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the Company recognizes revenues upon the receipt of a mobile operator/VAR revenue report and when the Company’s portion of the game licensed revenues are fixed or determinable and collection is probable. If the Company deems a mobile operator/VAR not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

The Company recognizes the cost of payments to the content providers or brand owners/license holders as a cost of revenues, these costs are usually a fixed percentage of the revenue of the related games. Mobiles games cost of revenues includes all third-party hosting and testing, these costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related games.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

	h)	Foreign Currency Translations

The Company’s functional currencies are the British Pound Sterling (“GBP”) and the Euro (“EUR”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

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

	i)	Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, obligation to issue shares and amounts due to related parties. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	j)	Income Taxes

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

	k)	Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in three segments, Scandinavia, Western Europe and United States (Note 12).

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

	l)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share- Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As the Company had no outstanding stock options at January 1, 2006, the financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

	m)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At September 30, 2007, comprehensive loss consisted of the net loss for the year and foreign currency translation adjustments.

	n)	Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The common shares potentially issuable on the exercise of stock options and warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive. Therefore, basic and diluted loss per shares are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

	o)	Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed".

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized software costs, if any, will be reflected as rights and technology on the balance sheet.

	p)	Recently Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

	q)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current year’s presentation.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

3.	Acquisition

On February 6, 2007, the Company completed the acquisition of all of the issued and outstanding shares in the capital of Tracebit, a company incorporated under the laws of Finland, pursuant to an Equity Share Purchase Agreement dated January 31, 2007 among the Company and Capella Capital OÜ, Pollux OÜ and Tracebit Holding OY (collectively, the “Vendors”) and Tracebit in consideration for the issuance of an aggregate of 8,224,650 shares of the Company’s common stock to the Vendors (Note 10g). The consideration represented 22% of the issued share capital of the Company. The fair value of the net assets of Tracebit acquired by the Company is the same as their historical book value, being $1 which is the value assigned to the 8,224,650 shares issued and representing management’s estimate of fair value.

The Acquisition was accounted for using the purchase method and the consolidated statements of operations and cash flows include the results of operations of Tracebit from February 6, 2007 to September 30, 2007.

Total consideration was allocated to the following assets and liabilities of Tracebit:

Cash	$5,225
Accounts receivable	29,294
Prepaids	65,519
Goodwill	77,953
Total Assets	$177,991

Accounts payable	$(9,277)
Accrued liabilities	(121,964)
Due to related party	(46,749)
Total Liabilities	$(177,990)

Net Assets	$1

4.	Property and Equipment

Details are as follows:
			Net Book	Net Book
			Value	Value
		Accumulated	September 30,	September 30,
	Cost	Depreciation	2007	2006

Office and computer equipment	$2,357	$2,357	$-	$685

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

5.	Agency Exploitation Agreement

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

The purchase of the intellectual property was pursuant to an agreement dated November 1, 2005, whereby the Company acquired from its majority stockholder, the Messaging Technology by issuing 10,000,000 common shares (Note 10b). The Messaging Technology is a software application that enables users to send and receive Short Message Service (“SMS”) messaging traffic through wireless devices using the internet. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.25 per share. This amount was expensed, as it did not meet the criteria for capitalization as set out in SFAS No. 86.

6.	Promissory Notes Payable

During the prior year, the Company received $80,000 in cash by issuing promissory notes; $10,000 of which was issued to a director of a corporate shareholder of the Company. These notes bore interest at the US bank prime rate and were payable on demand. By agreement dated November 30, 2005, the Company entered into a debt conversion agreement whereby the Company issued 320,000 common shares valued at $0.25 per share in full settlement of the $80,000 loan advanced to the Company plus related interest of $1,508 (Note 10a).

7.	Convertible Promissory Notes Payable

On March 28, 2006, the Company issued two convertible promissory notes for a total amount of $100,000; $50,000 of which was issued to a director of a corporate shareholder of the Company. These notes bear interest at the US bank prime rate and are convertible at the demand of the investor between the time the shares become publicly traded and March 28, 2008. The notes are convertible into units at $0.25 per unit, each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of the Company's common stock at $0.50 for one year following conversion. The Company has the option to repay the notes at any time prior to conversion without penalty upon five days written notice. If the notes are not converted by March 28, 2008, all outstanding principal and interest will become payable. By agreement on October 19, 2006, the Company issued 400,000 units in the Company’s common stock valued at $0.25 per unit in full settlement of the $100,000 convertible promissory notes (Note 10e). The earned interest of $6,250 on the notes was forgiven.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

8.	Loan Payable

On January 1, 2007, the Company entered into a loan agreement with an unrelated party. The loan is unsecured and available to a maximum of $25,000 all of which is utilized bearing interest at 5% per annum for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date. By agreement dated September 17, 2007 the Company entered into a debt conversion agreement whereby the Company allotted 125,000 common shares valued at $0.25 per share in full settlement of the $25,000 loan advanced to the Company, plus related interest of $589. The shares were issued subsequent to September 30, 2007 (Note 16j).

9.	Related Party Balances and Transactions

a)

The amounts due to related parties of $544,152 (September 30, 2006 - $66,377) are unsecured, non-interest bearing and due on demand and are payable to directors, officers or companies with directors or officers in common with the Company.

b)

By employment agreement dated July 26, 2004, the Company agreed to pay the Managing Director $64,166 (GBP 35,000) per annum and issuing 236,143 common shares every three months to a maximum of 1,416,867 shares. As at September 30, 2006, the maximum common shares have been issued. During the year ended September 30, 2007, $5,255 (September 30, 2006 - $28,951) was paid to the Managing Director in cash. This employment agreement was terminated upon the acquisition of Tracebit (Note 3) and no further obligation exists.

c)

During the year ended September 30, 2007, the Company allotted common stock to a director, consisting of 50,412 units at $0.20 per unit in relation with a private placement of $10,082 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring August 21, 2008. The shares were issued subsequent to September 30, 2007 (Note 16k).

d)

During the year ended September 30, 2007, the Company allotted common stock to a company with a director in common, consisting of 25,000 units at $0.20 per unit in relation with a private placement of $5,000 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring August 21, 2008. The shares were issued subsequent to September 30, 2007 (Note 16l).

e)

On June 28, 2007, the Company granted 300,000 warrants to a director of the Company with an exercise price of $0.10 and a fair value of $92,380 expiring June 28, 2012. Of these warrants, 210,000 have vested with a fair value of $64,666. These warrants were granted pursuant to an agreement with the director to provide consultancy services (Note 15g).

f)

On August 10, 2007, the Company allotted 68,516 common shares to two directors of the Company for consulting services with a fair value of $15,914. In addition the Company agreed to grant 71,369 stock options with a fair value of $14,492. Each stock option entitles the holder to purchase a common share of the Company at an average price of $0.46 per common share expiring August 10, 2012. The shares were issued and the options were granted subsequent to September 30, 2007. (Note 16g & h).

g)

On September 3, 2007 as part of amended consulting agreements with three directors, the Company granted a total of 1,800,000 warrants with an exercise price of $0.05 per share expiring September 3, 2012 (Note 15c, d & e). All of these warrants have vested with a fair value of $106,362.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

9.	Related Party Balances and Transactions - Continued

	h)	During the year ended September 30, 2007, the Company paid or accrued the following fees:

i)

$492,321(September 30, 2006 - $Nil) for consulting fees and salaries paid to directors, and officers of the Company according to the contracts entered into by the Company upon the acquisition of Tracebit;

		ii)	$118,599 (September 30, 2006 - $28,089) for consulting fees to a company with directors in common; and

		iii)	$11,815 (September 30, 2006 - $10,806) for rent to a company with directors in common with a corporate shareholder of the Company.

10.	Capital Stock

Effective July 30, 2007, the Company’s authorized shares of common stock was increased from 100,000,000 to 300,000,000 shares with par value remaining at $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

	a)	On November 30, 2005, the Company issued 320,000 common shares at $0.25 per share in full settlement of the $80,000 promissory notes payable and related interest of $1,508 (Note 6).

b)

On November 30, 2005, the Company issued 10,000,000 common shares to acquire the Messaging Technology from a related party (Note 5). The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.25 per share.

	c)	On July 28, 2006, the Company issued 25,000 common shares at $0.25 per share for investor relation services to an unrelated party pursuant to a Supply Services Contract dated July 28, 2006.

	d)	On August 14, 2006, the Company issued 200,000 common shares at $0.85 per share for consulting services to an unrelated party pursuant to a consulting agreement dated August 14, 2006.

e)

On October 19, 2006, the Company issued 400,000 common shares and 400,000 warrants to purchase an additional 400,000 shares of the Company’s common stock for a one year term in full settlement of the $100,000 convertible promissory notes (Note 7).

	f)	On January 12, 2007, the Company issued 411,156 common shares for gross cash proceeds of $102,789.

g)

On February 6, 2007, the Company issued 8,224,650 common shares for the acquisition of Tracebit valued at the net assets value of Tracebit which correspond to the fair value of Tracebit, that being $1 (Note 3).

h)

On March 9, 2007, the Company issued 86,996 common shares for gross cash proceeds of $21,749. On May 16, 2007, the total shares were revised to 88,996 shares. The Company has allotted an additional 2,000 shares for gross cash proceeds of $500.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

11.	Stock Options and Warrants

Stock Options

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

During the current year, the Company agreed to grant 29,423 stock options to a director of the Company with a fair value of $5,568. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.54 per common share expiring between April 9 to July 9, 2012. These options were granted subsequent to September 30, 2007 (Note 15e).

During the current year, the Company agreed to grant 41,946 stock options to a director of the Company with a fair value of $8,924. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.38 per common share expiring between April 14 to July 14, 2012. These options were granted subsequent to September 30, 2007 (Note 15f).

There were 71,369 stock options granted during the current year and outstanding as at September 30, 2007 (Nil – September 30, 2006).

Warrants

On June 28, 2007, 300,000 warrants were granted to a director of the Company with an exercise price of $0.10 and a fair value of $92,380 expiring June 28, 2012 (Note 15g). Of these warrants, 210,000 have vested with a fair value of $64,666.

On September 3, 2007, as part of amended consulting agreements, the Company granted a total of 1,800,000 warrants with an exercise price of $0.05 per share expiring September 3, 2012 (Note 15c, d & e). All of these warrants have vested with a fair value of $106,362.

On October 19, 2006, pursuant to the settlement of convertible promissory notes (Note 7), the Company granted 400,000 warrants. Of the warrants issued, warrants to purchase 200,000 shares are exercisable at a price of $0.25 per share and warrants to purchase 200,000 shares are exercisable at a price of $0.50 per share. Subsequent to the September 30, 2007, all 400,000 warrants expired unexercised.

There were 2,500,000 warrants granted during the current year and outstanding as at September 30, 2007 (Nil – September 30, 2006).

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

12.	Segmented Information

Details on a geographic basis as at September 30, 2007 are as follows:

		Western
	Scandinavia	Europe	U.S.A.	Total
Assets	$89,312	$25,975	$39,376	$154,663
Revenue	$83,754	$8,324	$-	$92,078
Loss for the year	$(225,248)	$(50,480)	$(1,088,204)	$(1,363,932)

Details on a geographic basis as at September 30, 2006 are as follows:

		Western
	Scandinavia	Europe	U.S.A.	Total
Assets	$-	$8,689	$164,216	$172,905
Revenue	$-	$10,914	$-	$10,914
Loss for the year	$-	$(79,299)	$(2,737,206)	$(2,816,505)

13.	Income Taxes

a)	A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	As at	As at
	September	September
	30, 2007	30, 2006
	$	$

Loss before income taxes	$(1,363,932)	$(2,816,505)

Expected income tax (recovery)	$(443,697)	$(901,282)
Items (deductible) not deductible for income tax purposes
and tax losses for which an income benefit has not been
recognized	138,527	811,259
Change in valuation allowance and other	305,170	90,023

Income tax recovery	$-	$-

Represented by:
Current income tax	$-	$-
Deferred income tax recovery	$-	$-

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

13.	Income Taxes - Continued

b)	The significant components of the Company's future income tax assets after applying substantially enacted corporate income tax rates are as follows:

		As at		As at
		September		September
		30, 2007		30, 2006
	$		$

Future income tax assets
Non-capital losses		$606,684		$230,400
Intellectual property costs deductible for tax purposes		746,111		755,520

Future income tax asset		1,352,795		985,920
Less: Valuation allowance		(1,352,795)		(985,920)

Net future tax asset		$-		$-

The Company has incurred non-capital losses for UK tax purposes of approximately $340,000 (2006 – $290,000) which may be carried forward indefinitely and used to reduce taxable income of future years. The Company has incurred non-capital losses for Finland tax purposes of approximately $147,000 (2006 – $nil), which can be used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $1,371,000 (2006 – $430,000), which can be used to reduce taxable income and will expire through 2027. In addition, the Company has $2,194,444 (2006 –$2,361,000) of intellectual property costs deductible for tax purposes at $167,000 per year.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

14.	Supplemental Cash Flow Information

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
			From
			Incorporation
	For the	For the	August 21,
	Year Ended	Year Ended	2003 to
	September 30,	September 30,	September 30,
	2007	2006	2007
Shares issued for acquisition of Tracebit	$1	$-	$1
Shares issued for acquisition of MobileMail
Limited	$-	$-	$47,388
Shares issued for consulting services	$-	$176,250	$180,902
Shares issued for consulting services	$45,914	$-	$45,914
Shares issued to related party for debt	$-	$-	$111,867
Shares issued to non-related party for debt	$100,000	$81,508	$181,508
Shares issued for intellectual property	$-	$2,500,000	$2,500,000
Fair value of options for consulting services	$79,158	$-	$79,158
Fair value of warrants for consulting services	$106,362	$-	$106,362
Acquisition of Assets and Liabilities of Maxtor
Current assets	$-	$-	$19,105
Current liabilities	$-	$-	$90,082
Acquisition of Assets and Liabilities of Tracebit:
Current assets	$100,038	$-	$100,038
Current liabilities	$(177,990)	$-	$(177,990)

Cash paid for:
Income taxes	$-	$-	$-
Interest	$17	$281	$362

15.	Commitments

a)

By agreement dated January 31, 2007, the Company entered into an Employment Agreement with an officer of one of the Company’s subsidiaries. The monthly payment for marketing services is $5,405 (EUR 4,000). The Company will also reimburse the officer for expenses incurred in connection with the employment agreement. At September 30, 2007, $42,832 (EUR 31,697) was paid or accrued as accumulated salaries owed to this employee. The officer resigned as a director effective June 30, 2006 and as an Officer effective July 31, 2007.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

15.	Commitments – Continued

b)

By agreement dated January 31, 2007, the Company entered into an Employment Agreement with an officer of one of the Company’s subsidiaries. The monthly payment for technical services is $5,405 (EUR 4,000). The Company will also reimburse the officer for expenses incurred in connection with the employment agreement. At September 30, 2007, $69,460 (EUR 51,402) was paid or accrued as accumulated salaries owed to this officer. Either party may terminate this agreement with one month’s advance written notice.

c)

By agreement dated February 1, 2007, the Company entered into a one-year Consulting Agreement with an officer of the Company. In consideration for the consulting services, the Company will pay a fee of $135 (EUR 100) per hour and may grant incentive stock options to purchase shares of the Company. In addition, the Company will reimburse expenses incurred in connection with the provision of the consulting services to the Company.

On September 3, 2007, an amendment was completed to change the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $8,277 (EUR 6,125) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately (Note 11); and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. At September 30, 2007, $86,179 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

d)

By agreement dated February 6, 2007, the Company entered into a one-year Consulting Agreement with an officer of the Company. In consideration for the consulting services, the Company will pay a fee of $68 (EUR 50) per hour and may grant incentive stock options to purchase shares of the Company. In addition, the Company will reimburse expenses incurred in connection with the provision of the consulting services to the Company.

On September 3, 2007, an amendment was completed to change the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $8,206 (GBP 4,167) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately (Note 11); and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. At September 30, 2007, $66,447 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

e)

By agreement dated March 9, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $1,969 (GBP 1,000) per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) issue the equivalent value of GBP 1,000 per month in shares of the Company’s common stock payable each four months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period (31,564 shares issued subsequent to September 30, 2007 (Note 16g)), (iv) grant options to purchase up to GBP 2,000 of shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

15.	Commitments – Continued

	e)	– Continued

fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant (29,423 stock options granted during the year ended September 30, 2007), and (v) pay a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of the director as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses.

On September 3, 2007, an amendment was completed to change to the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $8,206 (GBP 4,167) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately (Note 11); and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. At September 30, 2007, $30,911 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

f)

By agreement dated March 14, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $1,969 (GBP 1,000) per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) issue the equivalent value of GBP 1,000 per month in shares of the Company’s common stock payable each four months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period (36,952 shares issued subsequent to September 30, 2007 (Note 16h)), (iv) grant options to purchase up to GBP 2,000 of shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant (41,946 stock options granted during the year ended September 30, 2007), and (v) pay a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of the director as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. At September 30, 2007, $13,784 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

15.	Commitments – Continued

g)

By agreement dated June 28, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $2,000 per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2.5% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) grant 300,000 share purchase warrants at an exercise price of $0.10 per share with 210,000 warrants which will vest immediately and 90,000 warrants vested upon satisfaction of certain performance criteria (Note 11). In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. At September 30, 2007, $6,000 was accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

h)

On August 9, 2007, an amendment was completed to extend the term of the Consulting Agreement entered into August 14, 2006 with an unrelated party. The payment for consulting services on execution of this amended contract is $5,000. Payment terms for a remaining balance of $61,000 which includes an additional $10,000 in consulting services and the $51,000 previously invoiced in monthly payments of $3,000 for twelve consecutive months beginning September 1, 2007 and the remaining $25,000 is payable on or before August 15, 2008.

In addition, the Company will issue 150,000 shares in the common stock of the Company within 20 business days from September 1, 2007. Subsequent to September 30, 2007 the 150,000 shares were issued (Note 16f).

The agreement will continue on a month-to-month basis, unless either party provides at least 10 business days written notice of non-renewal.

i)

On July 17, 2007, the Company entered into a letter of intent with Froggie S.L. (“Froggie”), Norris Marketing S.L. (“Norris”), and Tom Horsey. Froggie is a provider of mobile telephony marketing systems with operations in Argentina and Spain. Norris is a company incorporated in the BVI which provides SMS and bulk SMS solutions into Spain. Tom Horsey is the principal shareholder of Froggie and Norris. Subsequent to September 30, 2007, a partnership agreement was signed

(Note 16a).

j)

On August 13, 2007, the Company entered into a letter of intent with Move2Mobile Limited (“M2M”), Nigel Nicholas and Danny Wootton (the principal shareholders of M2M). The letter of intent contemplates the acquisition of up to 100% of the shares of M2M from the Principal Shareholders in consideration for a combination of cash and shares.

Closing of the acquisition of M2M would follow five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than October 31, 2007. The proposed acquisition is subject to due diligence review by both parties, entering into a formal agreement for the acquisition and approval by both companies’ board of directors. As of January 11, 2008, the acquisition has not closed, however, the Company and M2M are continuing to negotiate the proposed acquisition.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

16.	Subsequent Events

a)

On October 31, 2007, the Company entered into a partnership agreement with Froggie. The partnership agreement contemplates the creation of a business to be operated in partnership between the Company and Froggie to which the net income derived from the business will be split equally between the Company and Froggie. In addition, Froggie has agreed to provide “bridge financing” to an agreed maximum of Euro 120,000. On December 13, 2007, the Company issued 1,367,412 common shares to Froggie for the first tranche of financing of Euro 30,000.

b)

On November 1, 2007, an amendment was completed to change to the terms and conditions of a consulting agreement (Note 15g). In consideration the Company has agreed to i) pay a fee for consulting service of $2,000 per month ii) grant 300,000 share purchase warrants at an exercise price of $0.05 per share all warrants which 210,000 will vest September 3, 2008 and 90,000 will not vest until such time the performance criteria has been met iii) The consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses.

The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice. The consulting agreement supersedes the previous consultant agreement.

c)

On November 5, 2007, the Company issued 1,915,000 warrants to a director of the Company, pursuant to a debt conversion agreement in repayment and settlement of a total of $40,215 of the Company’s indebtedness to the director. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.021 per common share until November 5, 2012.

d)

On November 9, 2007, the Company issued 8,051,714 common shares to four directors and officers of the Company, pursuant to a debt conversion agreement in repayment and settlement of a total of $169,086 of the Company’s indebtedness to the directors and officers.

e)

By agreement on December 1, 2007, the Company entered into a one-year agreement for Investor Relation Agreement with an unrelated party. The monthly payment for investor relations services are $3,500 for 10 consecutive months beginning February 1, 2008 and $7,000 on execution of the agreement..

	f)	On December 4, 2007 issued 150,000 common shares for consulting services with a fair value of $30,000, to an unrelated party pursuant to a consulting agreement dated August 9, 2007(Note 15h).

	g)	On December 4, 2007, the Company issued 31,564 common shares for consulting services with a fair value of $7,944 (Note 15e).

	h)	On December 4, 2007, the Company issued 36,952 common shares for consulting services with a fair value of $7,970 (Note 15f).

i)

On December 4, 2007, the Company issued 565,565, units for a private placement at $0.20 per unit. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring August 21, 2008.

	j)	On December 4, 2007, the Company issued 125,000 common shares for the full settlement of a $25,000 loan advanced to the Company (Note 8).

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

16.	Subsequent Events – Continued

k)

On December 4, 2007, the Company issued common stock to a director, consisting of 50,412 units at $0.20 per unit, pursuant to a private placement. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring August 21, 2008.

l)

On December 4, 2007, the Company issued common stock to a company with a director in common, consisting of 25,000 units at $0.20 per unit, pursuant to a private placement. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring August 21, 2008.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Staley, Okada & Partners, Chartered Accountants (“Staley, Okada”) resigned as our principal independent registered public accounting firm effective January 16, 2007. As a result of this resignation, we engaged Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our principal independent registered public accounting firm effective January 22, 2007. The decision to change principal independent registered public accounting firm was approved by our board of directors.

The report of Staley, Okada dated November 2, 2006 (except as to Note 14b which is as at December 28, 2006) on the consolidated balance sheets of the Company as at September 30, 2006 and 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations, and cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (August 21, 2003) to September 30, 2006, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern.

In connection with the audit of the period from incorporation (August 21, 2003) to September 30, 2006 through to the date of their resignation, there were no disagreements between the Company and Staley, Okada on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Staley, Okada would have caused them to make reference thereto in their report on the Company’s audited consolidated financial statements.

We provided Staley, Okada with a copy of the foregoing disclosures and requested in writing that Staley, Okada furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. We received the requested letter from Staley, Okada wherein they have confirmed their agreement to our disclosures. A copy of Staley, Okada’s letter has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 22, 2007.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal year ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended September 30, 2007.

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

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of January 16, 2008 are as follows:

Directors:
Name of Director	Age
Gary Flint	30
Peter Åhman	36
Nigel Nicholas	55
Miro Wikgren	32
Ian Downie	40
Adrian Clarke	44
Executive Officers:
Name of Executive Officer	Age	Office
Nigel Nicholas	55	Chief Executive Officer and Director of Operations
Peter Åhman	36	President, Chief Financial Officer and Secretary
Miro Wikgren	32	Chief Technical Officer

The following describes the business experience of our directors and executive officers. None of our directors and executive officers have been directors of any reporting company under the Securities Exchange Act of 1934 or any other publicly traded company.

Nigel Nicholas

Mr. Nicholas was appointed as one of our directors on March 9, 2007. Mr. Nicholas was appointed as our chief executive officer effective November 1, 2007. Mr. Nicholas has over 25 years experience in developing strategy and implementing operational plans in both large global telecommunication companies and also within small start-ups within E-commerce, Internet and Mobile Telecommunications.

He is a Chartered Certified Accountant with previous experience as Chief Financial Officer of AT&T (UK and Ireland) for six years and as Director of Strategy and Operations for the Mobile Infrastructure business unit within Lucent Technologies where revenues grew from almost nothing to over $1.2 billion within his business unit. He was a member of the DTI Consultative Committee on 3rd Generation Mobile Licences.

In 2000, he left corporate life and worked within “Business Accelerators” growing small start up companies in the eCommerce, Internet and Mobile Telecoms industry in roles such as Chief Operations Officer, Chief Business Development Officer and Chief Financial Officer.

In 2002, he co-founded Move2Mobile which is a virtual mobile telecoms incubator and business accelerator and has worked with over 120 start–ups and SME’s to accelerate their growth into the mobile telecoms space. He has been the Chief Executive Officer of Move2Mobile since October 2002 and is also a member of the advisory board for incubation within the South West region of the UK.

He has assisted numerous small companies to develop their business plans; raise finance; develop strategies; manage their rapid growth and prepared companies for IPO’s. He has developed extensive business relationships with over 100 major customers and has negotiated and executed content and service agreements with major customers including Ericsson, Lucent, Telenor, Vodafone, Orange, T-Mobile, KPN, BT, and Granada.

Peter Åhman

Peter Åhman was appointed our president, chief executive officer, chief financial officer and secretary in connection with the Acquisition of Tracebit. Concurrent with Mr. Nicholas’s appointment as our chief executive officer, Peter Åhman resigned as our chief executive officer effective November 1, 2007.

Peter Åhman is the chairman of the board for Tracebit and one of the founders of Tracebit. He is a Certified Public Accountant and also a partner of Grant Thornton Finland where he has worked over 10 years as an audit partner for a number of international and domestic clients. He is also director of Grant Thornton Finland’s Corporate Finance department. Mr. Åhman holds a Master of Economics from the Swedish School of Economics and Business Administration.

Gary Flint

Gary Flint is one of our directors. Gary Flint was appointed to our board of directors and as our president and chief executive officer on August 31, 2005 concurrently with the closing of our acquisition of MobileMail UK. In connection with the Acquisition of Tracebit, he resigned as president, chief executive officer and secretary. Mr. Flint was appointed as our director of business of development subsequent to the Tracebit acquisition and resigned from this position effective November 1, 2007.

Mr. Flint was appointed as the managing director of MobileMail UK in August 2004 and is currently a co-director with Nigel Nicholas of MobileMail UK. From December 2000 until August 2004, Mr. Flint was employed by JP Morgan Chase on secondment to Schroders Investment Management. Between May 2001 and August 2004, Mr. Flint was employed as a systems analyst within the operation project team, whereby he was responsible for the design, build, implementation and analysis of back and middle office information technology systems. From December 2000 to May 2001, Mr. Flint was a fund accountant in institutional fund management. During the period of July 2000 to December 2000, Mr. Flint was a financial assistant with HSBC Bank working within the financial operations department controlling and monitoring local and international inter-bank transactions. Between January 2000 and July 2000, Mr. Flint was employed by Anheuser-Busch in a capacity as an Account Assistant within the European headquarters in London. Prior to employment Mr. Flint studied for his BSc (Hons) Degree in Economics with Human Geography at Loughborough University, in the United Kingdom.

Miro Wikgren

Miro Wikgren was appointed our chief technical officer in connection with our Acquisition of Tracebit. Miro Wikgren is responsible for architecture, design and implementation of Tracebit’s mobile games. He has worked for Tracebit for over five years and has been in charge of product development from the beginning. Prior to joining Tracebit, Mr. Wikgren was with Svensk-Finland Insurance Company where he was in charge of design, development and production of in-house data management and interconnection systems. He has also worked at the IT department of the Swedish School of Economics and Business Administration during his studies. Mr. Wikgren has more than 10 years of experience in application design and development.

Adrian Clarke

Mr. Adrian Clarke was appointed as a director of the Company effective June 28, 2007. Adrian Clarke has over 20 years experience in IT and Telecomm software / hardware platform development and design; 12 years in application design, development, and deployment of mobile platforms. Most recently, Mr. Clarke has been an independent technical consultant and entrepreneur focusing on the mobile industry advising AIM companies in the UK and India. His experience includes:

  acting as technology consultant for EMP Limited, a company engaged in the business of providing a multi media mobile phone and content delivery platform with coverage to 98% of the mobile phone market, from December 2006 to July 2007. EMP provided a low cost hosted platform for mobile content and services and licensed software to content providers;

  acting as a consult and conducting due diligence on a number of IT and mobile telecoms company’s seeking finance and AIM listings, from 2004 to December 2006;

  acting as chief technology officer for HTS Ltd, a company engaged in the business of directory enquiry mobile voice recognition software, between 2002 and 2004;

  acting as chief technology officer for D.Q. Labs, a company engaged in the provision of voice recognition software used in directory enquiries within the UK, from 2000 to 2002;

  acting as chief technology officer for Snowstorm Ltd., from December 1998 to 2000; and

In addition, Mr. Clarke has also worked with Scansoft, Phillips, Volt Delta and Cable and Wireless. Mr. Clarke has sat as technology advisor on 3 OFTEL / OFCOM committees (the UK telecomm governing organization).

Ian Downie

Mr. Ian Downie was appointed as a director of the Company effective March 14, 2007. Mr. Downie has over 10 years experience in setting up, developing strategy and implementing operational plans in high growth technology start-ups within e-commerce, digital media, internet and mobile telecommunications. His key skills are in the area of business development, having run a number of his own successful businesses in areas such as management consultancy, recruitment, software, advertising and digital media with a client base including Coca Cola, IBM, Starbucks, Vodafone, Becks, Europcar and Somerfield among others.

In May 2004 he joined the award winning Innovation Centres Scotland Ltd. in Glasgow to run their government backed Wireless project. The objectives of this role have been to grow the Scottish wireless industry internationally. In this position, he has led a highly effective team supporting over 100 exciting young technology ventures, working closely with the entrepreneurs to grow their businesses in all dimensions including technology and IP workout, identify routes to market and helping them take advantage of new trends in this fast moving sector. The client base spans a wide range of technologies including mobile applications and content, through to Machine 2 Machine and RFID, and evolving Wireless standards such as WiMax and UWB. Another key part of the project has been to establish strong commercial relationships with many of the major telcos and OEMs and such as British Telecom, CISCO, IBM, Microsoft, Motorola, Nokia, O2, Orange, Oracle, Siemens, Sony Ericsson, SUN, Symbol, and Vodafone among many others. These relationships have allowed him to develop a strong understanding of market dynamics, preferred routes to market as well as commercial aspects of deals struck in the sector.

Mr. Downie was employed by Inertia Media from August 2002 to May 2004 where he was involved in the ambient/outdoor advertising business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

Our board of directors has determined that none of our directors qualifies as an “audit committee financial expert”, as defined by the rules of the SEC. Further, none of our directors is “independent”, as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards. We plan to consider establishing a sufficient number of independent directors on our board during the current fiscal year.

Compensation Committee

Our board of directors has not established a compensation committee.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we currently have limited operations. We plan to consider adopting a code of ethics in the current fiscal year.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. We plan to consider establishing various board committees during the current fiscal year.

Family Relationships

None of the directors or officers of our company are related to each other.

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

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

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

Debra Rosales, Gary Flint, MobileMail Inc. and Outlander Management are considered promoters of our company, having taken initiative in organizing our current business. (For additional details, please see the discussion under the “Description of Business” above).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2007 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Peter Åhman	One	Nil	Nil
Miro Wikgren	One	Nil	Nil
Nigel Nicholas	Two	Nil	Nil
Ian Downie	Two	Nil	Nil
Adrian Clarke	One	Nil	Nil
Gary Flint	One	Nil	Nil
Tracebit Holdings OY (Greater than 10% shareholder)	One	Nil	Nil

Item 10.	Executive Compensation

The following table sets forth information regarding the compensation paid to our Chief Executive Officer in 2007 and 2006. No other officers earned in excess of $100,000 in 2007 or 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation Compen- sation ($)	Total ($)
Peter Åhman(1)	2007 2006	88,267(2) -	- -	- -	- -	- -	- -	35,434(3) -	123,721 -
Gary Flint(4)	2007 2006	64,205(2) 28,951	- -	- -	- -	- -	- -	35,454(3) -	99,659 28,951

(1)

Peter Åhman was appointed our Chief Executive Office on February 6, 2007 pursuant to the Acquisition of Tracebit. He did not receive any compensation for his services in 2006 from Tracebit. Mr. Åhman was replaced as our Chief Executive Officer on November 1, 2007 by Nigel Nicholas.

(2)	Represents consulting fees paid pursuant to consulting agreements.

(3)	Represents the dollar value of warrants to acquire shares of our common stock.

(4)	Gary Flint was our Chief Executive Officer in 2006. He resigned as Chief Executive Officer on February 6, 2007 pursuant to the Acquisition of Tracebit.

The following table sets forth information as at September 30, 2007, relating to warrants that have been granted to our Chief Executive Officer:

Option Awards

Equity Incentive
Plan Awards:
Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised
	Unexercised	Unexercised	Unearned	Warrant	Warrant
	Warrants	Warrants	Warrants	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	(#)	Price ($)	Date

Peter Åhman	625,000 (1)	---	---	(1)	(1)

Gary Flint	2,515,000 (2)	---	---	(2)	(2)

(1)

Peter Åhman was appointed our Chief Executive Office on February 6, 2007 pursuant to the Acquisition of Tracebit. Mr. Åhman was replaced as our Chief Executive Officer on November 1, 2007 by Nigel Nicholas. Warrants to acquire up to 600,000 shares are exercisable at a price of $0.05 until September 3, 2012. Warrants to acquire up to 25,000 shares are exercisable at a price of $0.40 until August 21, 2008 by Tracebit Holding OY, of which Mr. Åhman is the sole director and a significant shareholder.

(2)

Gary Flint was our Chief Executive Officer in 2006. He resigned as Chief Executive Officer on February 6, 2007 pursuant to the Acquisition of Tracebit. Warrants to acquire up to 600,000 shares are exercisable at a price of $0.05 until September 3, 2012. Warrants to acquire up to 1,915,000 shares are exercisable at a price of $0.021 per share until November 9, 2012.

We have not paid any compensation to our directors for their services as directors. The following table sets forth information regarding compensation paid to each of our directors in 2007:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Gary Flint	-	-	-	-	-	-	-
Peter Åhman	-	-	-	-	-	-	-
Nigel Nicholas	-	-	-	-	-	-	-
Miro Wikgren	-	-	-	-	-	-	-
Ian Downie	-	-	-	-	-	-	-
Adrian Clarke	-	-	-	-	-	-	-

Employment and Consulting Agreements

We have entered into the following employment and consulting agreements with our officers and directors. The following descriptions of these agreements are not complete and are qualified in their entirety by reference to the terms of each such agreement, copies of which have been filed with the SEC.

Peter Åhman

The Company and Peter Åhman entered into a consulting agreement dated February 1, 2007 pursuant to which Mr. Åhman agreed to provide consulting services to the Company, including acting as president, chief executive officer, chief financial officer and secretary of the Company. Mr. Åhman agreed to devote approximately 50% of his business time to the affairs of the Company. In consideration for the consulting services, Mr. Åhman will be paid a fee of €100 per hour and may be granted incentive stock options to purchase shares of the Company. In addition, the Company will reimburse expenses incurred by Mr. Åhman in connection with the provision of the consulting services to the Company. The agreement may be terminated at any time by the Company upon the occurrence of an event of default set out in the agreement, including the commission of an act of fraud, theft or embezzlement or the neglect or breach by Mr. Åhman of his material obligations under the agreement, provided that a notice of an event of default has been delivered to Mr. Åhman and Mr. Åhman has failed to remedy the default within 30 days of the delivery of such notice. In addition, the Company may terminate the agreement in the absence of an event of default by delivering notice of termination to Mr. Åhman and paying him an amount equal to 30 hours of service. In addition, Mr. Åhman may terminate the agreement at any time in the event of a breach of any material term of the agreement by the Company, provided that written notice of default has been delivered to the Company and the Company has failed to remedy the default within 30 days of the date of delivery of such notice. The agreement terminates on February 1, 2008 unless earlier terminated.

On September 3, 2007, we entered into an amendment agreement with Peter Åhman to amend certain terms of the original consulting agreement between the Company and Mr. Åhman dated February 1, 2007 (the ‘Original Agreement”). The material terms of the Amendment Agreement include the following:

  Mr. Åhman has agreed to devote 100% of his business time, attention and energies to the business affairs of the Company as may be reasonably necessary for the provision of the consulting services, except for Mr. Åhman’s continuing work with Grant Thornton in Finland, vacation time and reasonable periods of absence due to sickness. This amendment represents an increase in the Mr. Åhman’s commitment to the Company under the Original Agreement which had provided that Mr. Åhman would devote 50% of his business time to our business affairs;

  we will pay Mr. Åhman a consultant fee equal to €73,500/year during the term of the consulting agreement divided into monthly payments payable within 5 business days of the end of each month for the prior months consulting work;

  we have agreed to grant to Mr. Åhman a total of 600,000 stock warrants of the shares in the Company’s common stock on the issue dates set forth below, with an exercise price equal to US$ 0.05 per share, which warrants will be exercisable for a term of 5 years. The full terms of the warrants are contained in a separate agreement (“Warrant Certificate Agreement”). No warrants may be exercised unless such warrants have vested in accordance with the terms of the Warrant Certificate Agreement. Notwithstanding the five year term of the warrants, all warrants will expire and cease to be exercisable on the date that is one year following the date of termination of this Agreement for any reason:

Number of Warrants	Issue Date
600,000	on the Effective Date

  Mr. Åhman shall receive a cash bonus of 100% of his then current base consultant fee upon the achievement of the Company’s annual objectives, as set by our board of directors. We may also consider Mr. Åhman for a cash bonus for each fiscal year, or part thereof that he is employed by us, in an amount to be determined at the discretion of the board;

  we will pay to Mr. Åhman, in addition to Mr. Åhman’s consulting fee, reasonable pre-approved travel, home office and phone expenses. For these purposes, Mr. Åhman’s home office will be deemed to be his base for business purposes. It is expected that whilst working in the United Kingdom, Mr. Åhman will be reimbursed for expenses incurred in traveling, overnight and subsistence costs for operating in other Company locations in the UK; and

  if we terminate the consulting agreement without cause before the term is at its end, we will pay a termination fee equal to the 12 months consulting fee to Mr. Åhman.

Nigel Nicholas

On March 9, 2007, we entered into a Consulting Agreement with Nigel Nicholas. Pursuant to the terms of the Consultant Agreement, the Company engaged Mr. Nicholas to provide certain consulting services to the Company, including providing services related to mergers and acquisitions, overall strategy development, building a European and North American presence for products, content acquisition, product strategy, fund raising, marketing and other related services. Mr. Nicholas agreed to devote approximately four days per month of his business time to the business affairs of the Company. In consideration for his services, the Company agreed to (i) pay Mr. Nicholas a fee of £1,000 per month, (ii) issue to Mr. Nicholas as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of Mr. Nicholas, (iii) issue to Mr. Nicholas the equivalent value of £1,000 per month in shares of the Company’s common stock payable each four (4) months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period, (iv) grant to Mr. Nicholas options to purchase up to 2,000 shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant, and (v) pay to Mr. Nicholas a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of Mr. Nicholas as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated. In addition, the Company agreed to reimburse Mr. Nicholas for reasonable pre-approved travel and telephone expenses. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. The company may terminate the Consultant Agreement at any time upon the occurrence of an Event of Default (as defined in the Consultant Agreement) provided that notice of the Event of Default has been delivered to Mr. Nicholas and Mr. Nicholas has failed to remedy the default within 30 days of the date of the delivery of the notice. In addition, the Company may terminate the Consultant Agreement in the absence of an Event of Default upon 30 days prior written notice. Mr. Nicholas may terminate the Consultant Agreement at any time in the event of any breach of any material term of the Consultant Agreement by the Company, provided that written notice of default has been delivered to the Company and the Company has failed to remedy the default within 30 days of the date of the delivery of the notice.

On September 3, 2007, we entered into an amendment agreement (the ‘Amendment Agreement”) with Nigel Nicholas to amend certain terms of the original consulting agreement between the Company and Mr. Nicholas dated March 9, 2007 (the ‘Original Agreement”). The material terms of the Amendment Agreement include the following:

  Mr. Nicholas will act as our director of operations;

  Mr. Nicholas has agreed to devote 100% of his business time, attention and energies to the business affairs of the Company as may be reasonably necessary for the provision of the consulting services, except for Mr. Nicholas’ continuing with his business interest as (i) a non executive director of Evolution Mobile Platform (EMP); (ii) the financial director of Airborne Networks Limited; and (iii) a shareholding of 30% in Mobirent, vacation time and reasonable periods of absence due to sickness. This amendment represents an increase in the Mr. Nicholas’

  commitment to the Company under the Original Agreement which had provided that Mr. Nicholas would devote 4 days per month of his business time to our business affairs;

  we will pay Mr. Nicholas a consultant fee equal to £50,000/year during the term of the consulting agreement divided into monthly payments payable within 5 business days of the end of each month for the prior months consulting work. In addition, we will pay Mr. Nicholas a one time non refundable retainer of £7,530;

  we have agreed to grant to Mr. Nicholas a total of 600,000 stock warrants of the shares in the Company’s common stock on the issue dates set forth below, with an exercise price equal to US$ 0.05 per share, which warrants will be exercisable for a term of 5 years. The full terms of the warrants are contained in a separate agreement (“Warrant Certificate Agreement”). No warrants may be exercised unless such warrants have vested in accordance with the terms of the Warrant Certificate Agreement. The terms will state that the warrants will vest immediately on signing this agreement amendment. Notwithstanding the five year term of the warrants, all warrants will expire and cease to be exercisable on the date that is one year following the date of termination of this Agreement for any reason:

Number of Warrants	Issue Date
600,000	on the Effective Date

  the agreement to pay Mr. Nicholas a success fee in certain circumstances under Sections 5.1(b) and (e) of the Original Agreement has been removed;

  the agreement to issue shares and options to Mr. Nicholas in accordance with Sections 5.1(c) and (d) of the Original Agreement have been superseded;

  Mr. Nicholas shall receive a cash bonus of 100% of his then current base consultant fee upon the achievement of the Company’s annual objectives, as set by our board of directors. We may also consider Mr. Nicholas for a cash bonus for each fiscal year, or part thereof that he is employed by us, in an amount to be determined at the discretion of the board;

  we will pay to Mr. Nicholas, in addition to Mr. Nicholas’ consulting fee, reasonable pre- approved travel, home office and phone expenses. For these purposes, Mr. Nicholas’ home office will be deemed to be his base for business purposes. It is expected that whilst working in the United Kingdom, Mr. Nicholas will be reimbursed for expenses incurred in traveling, overnight and subsistence costs for operating in other Company locations in the UK; and

  if we terminate the consulting agreement without cause before the term is at its end, we will pay a termination fee equal to the 12 months consulting fee to Mr. Nicholas.

Miro Wikgren

Tracebit and Miro Wikgren entered into an employment agreement dated January 31, 2007 pursuant to which Mr. Wikgren agreed to act as Tracebit’s Chief Technology Officer. Under the agreement, Mr. Wikgren is paid a monthly salary of €4,000 and Tracebit will reimburse Mr. Wikgren for expenses incurred by him in connection with his employment.

Gary Flint

On November 1, 2007, we entered into a consultant agreement (the “Consultant Agreement”) with Mr. Gary Flint, a director of the Company, whereby Mr. Flint was appointed as an independent contractor of the Company. The material terms of the Consultant Agreement include the following:

Mr. Flint shall perform the following services and undertake the following responsibilities and duties for the Company (the “Consulting Services”):

providing services related to mergers and acquisitions, especially the identification and approach of known value adding and synergistic acquisition targets;

providing services related to investor relations and communications;

reporting to the board of directors of the Company; and

performing such other duties and observing such instructions as may be reasonably assigned from time to time by the board of directors of the Company, provided such duties are within the scope of the Company’s business and services to be provided by Mr. Flint.

Mr. Flint shall devote approximately 4 days per month of his business time, attention and energies to the business affairs of the Company as may be reasonably necessary for the provision of the Consulting Services.

The Company shall pay to Mr. Flint a consultant fee equal to $2,000 U.S. per month during the term of the Consultant Agreement payable within 5 business days of the end of each month for the prior months consulting work.

The Company shall pay to Mr. Flint a success fee of 2.5%, to be paid 50% cash and 50% equity, of the acquisition value of any target company acquired by the Company, or any strategic investments into companies, through the efforts of Mr. Flint after 3rd of September 2008, which efforts will include the identification and subsequent introduction of the target company by Mr. Flint to the Company (the “Consultant Fee”) such fee being calculated based on the total valuation of the acquired company at the execution date of the acquisition, excluding any valuations attributed to future earn out valuations. Mr. Flint’s fee will be paid immediately upon the closing of each and every agreed cash and stock payment instalment of the acquisition. the equity portion of the fee will be paid in shares of the Company’s common stock determined by the amount of the fee divided by the average closing price of the Company’s common stock for the ten trading days prior to the completion of the acquisition.

The Company shall grant to Mr. Flint warrants to purchase a total of 300,000 shares in the Company’s common stock on the issue dates set forth below, with an exercise price equal to US$ 0.05 per share, which warrants will be exercisable for a term of 5 years. The full terms of the warrants are contained in a separate agreement (“Warrant Certificate Agreement”). No warrants may be exercised unless such warrants have vested in accordance with the terms of the Warrant Certificate Agreement. Notwithstanding the five year term of the warrants, all warrants will expire and cease to be exercisable on the date that is one year following the date of termination of this Agreement for any reason:

Number of Warrants	Issue Date
210,000	on the 3rd of September 2008 (Issue Date)

90,000	on 12 month anniversary of Issue Date, or earlier, based upon Mr. Flint meeting the performance criteria as set by the board – see 5(d) of the Consultant Agreement

The 90,000 bonus warrants will not vest or be exercisable by Mr. Flint until such time as the performance criteria as set forth in Section 5.1(d) of the Consultant Agreement have been met.

  Mr. Flint shall receive a cash bonus of 100% of his then current annual Consultant fee upon the achievement of the Company’s annual objectives, as set by the board of directors. The Company may also consider Mr. Flint for a cash bonus for each fiscal year, or part thereof that Mr. Flint is employed by the Company, in an amount to be determined at the discretion of the board of directors.

  The Company shall pay to Mr. Flint, in addition to Mr. Flint’s fee, reasonable pre-approved travel and phone expenses.

  The Consultant Agreement may be terminated by both parties with or without cause before the term is at its end by delivery of a notice of termination by either party.

This Consultant Agreement superseded the previous consultant agreement entered into between the Company and Mr. Flint on February 1, 2007 and subsequently amended on September 3, 2007 (collectively, the “Original Agreements”) pursuant to Mr. Flint’s resignation as the Company’s Director of Business Development effective November 1, 2007.

Adrian Clarke

Effective June 28, 2007, we entered into a consulting agreement (the “Consultant Agreement”) with Mr. Adrian Clarke whereby Mr. Clarke was retained to provide consulting services to the Company pursuant to the terms and subject to the conditions of the Consultant Agreement. The Consultant Agreement was entered into concurrent with Mr. Clarke’s appointment as a director of the Company.

Pursuant to the terms of the Consultant Agreement, the Company has engaged Mr. Clarke to provide certain consulting services to the Company, including:

  providing services related to mergers and acquisitions,

  overall strategy development, including building a European and North American presence for products, content acquisition, product strategy, fund raising, marketing;

  providing technical due diligence reports for evaluation and sign off by the board of directors for all acquisition targets assigned to the consultant;

  assisting with fund raising activities; and

  other related services.

Mr. Clarke has agreed to devote approximately four days per month of his business time to the business affairs of the Company. In consideration for his services, the Company has agreed to (i) pay Mr. Clarke a fee of US$2,000 per month, (ii) issue to Mr. Clarke as a success fee, that number of shares of the Company’s common stock representing 2.5%, to be paid 50% in cash and 50% in equity, of the acquisition value of any company acquired or any strategic investments made by the Company through the efforts of Mr. Clarke, and (iii) grant to Mr. Clarke warrants (the “Warrants”) to purchase up to 300,000 shares of the Company’s common stock at an exercise price of US$0.10 per share, which warrants have been granted. A copy of the certificate representing the Warrants granted to Mr. Clarke is attached hereto as Exhibit 10.2. Of the 300,000 Warrants, 210,000 Warrants are fully vested and 90,000 Warrants will vest upon satisfaction of certain performance criteria by Mr. Clarke pursuant to the Consultant Agreement. The Warrants are exercisable for a term expiring on the earlier of five years from the date of grant and one year from the date of termination of the Consultant Agreement for any reason. In addition, the Company has agreed to reimburse Mr. Clarke for reasonable pre-approved travel and telephone expenses. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. The Company may terminate the Consultant Agreement at any time upon the occurrence of an Event of Default (as defined in the Consultant Agreement) provided that notice of the Event of Default has been delivered to Mr. Clarke and Mr. Clarke has failed to remedy the default within 30 days of the date of the delivery of the notice. In addition, the Company may terminate the Consultant Agreement in the absence of an Event of Default upon 30 days prior written notice. Mr. Clarke may terminate the Consultant Agreement at any time in the event of any breach of any material term of the Consultant Agreement by the Company, provided that written notice of default has been delivered to the Company and the Company has failed to remedy the default within 30 days of the date of the delivery of the notice.

Ian Downie

We entered into a consulting agreement with Mr. Ian Downie effective March 14, 2007. Pursuant to the terms of the Consultant Agreement, the Company has engaged Mr. Downie to provide certain consulting services to the Company, including providing services related to mergers and acquisitions, overall strategy development, building a European and North American presence for products, content acquisition, product strategy, fund raising, marketing and other related services. Mr. Downie has agreed to devote approximately four days per month of his business time to the business affairs of the Company. In consideration for his services, the Company has agreed to (i) pay Mr. Downie a fee of £1,000 per month, (ii) issue to Mr. Downie as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of Mr. Downie, (iii) issue to Mr. Downie the equivalent value of £1,000 per month in shares of the Company’s common stock payable each four (4) months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period, (iv) grant to Mr. Downie options to purchase up to 2,000 shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant and will be subject to the terms and conditions of the Company’s stock option plan, and (v) pay to Mr. Downie a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of Mr. Downie as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated. In addition, the Company has agreed to reimburse Mr. Downie for reasonable pre-approved travel and telephone expenses. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. The company may terminate the Consultant Agreement at any time upon the occurrence of an Event of Default (as defined in the Consultant Agreement) provided that notice of the Event of Default has been delivered to Mr. Downie and Mr. Downie has failed to remedy the default within 30 days of the date of the delivery of the notice. In addition, the Company may terminate the Consultant Agreement in the absence of an Event of Default upon 30 days prior written notice. Mr. Downie may terminate the Consultant Agreement at any time in the event of any breach of any material term of the Consultant Agreement by the Company, provided that written notice of default has been delivered to the Company and the Company has failed to remedy the default within 30 days of the date of the delivery of the notice.

Stock Option Plan

On February 8, 2007, we adopted a 2007 Stock Option Plan (the “Plan”). The following summary of the Plan is not complete and is qualified in its entirety by reference to the Plan, a copy of which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2007.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 16, 2008 by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

	Amount and Nature of		Percentage of
Name and Address of Beneficial Owner(1)	Beneficial Ownership (1)		Beneficial Ownership (2)
Directors and Officers:
Gary Flint	3,931,867	(3)	7.8%
Peter Åhman	9,407,803	(4)	19.3%
Miro Wikgren	4,169,930	(5)	8.7%
Nigel Nicholas	2,561,811	(6)	5.3%
Ian Downie	880,612	(7)	1.8%
Adrian Clarke	300,000	(8)	*
All executive officers and directors as a group	21,252,023	(9)	40.7%
(6 persons)
Major Shareholders:
Tracebit Holding OY	8,807,803	(10)	18.3%
Mobilemail Inc. (11)	4,430,141		9.2%
The Mobilemail Technology Partnership	10,000,000		20.8%
LLP(12)

*	Less than one percent.
(1)

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

(2)	Based on 48,025,021 shares of our common stock outstanding as of January 16, 2008.
(3)	This amount represents 1,416,867 shares and warrants to acquire up to 2,515,000 shares.
(4)

This amount represents 8,782,803 shares held by Tracebit Holding OY and warrants to acquire up to 625,000 shares of which warrants to acquire up to 25,000 shares are held by Tracebit Holding OY. Mr. Åhman is the sole director and a significant shareholder of Tracebit Holding OY and, accordingly, he may be deemed to be the beneficial owner of these shares.

(5)	This amount includes 4,094,930 shares held by Pollux OU of which Mr. Wikgren is the sole director and shareholder. Accordingly, Mr. Wikgren may be deemed to be the beneficial owner of these shares.
(6)	This amount represents 1,881,976 shares, options to acquire up to 29,423 shares and warrants to acquire up to 650,412 shares.
(7)	This amount represents 838,666 shares and options to acquire up to 41,946 shares.
(8)	This amount represents warrants to acquire up to 300,000 shares.
(9)	This amount represents 17,090,242 shares, options to acquire up to 96,369 shares and warrants to acquire up to 4,090,412 shares.
(10)	This amount represents 8,782,803 shares and options to acquire up to 25,000 shares.
(11)	ND Holdings Ltd. is the director of MobileMail Inc. Laura Mouck is the director of ND Holdings Ltd. and exercises voting and investment control over the securities held by MobileMail Inc.
(12)

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

Item 12.	Certain Relationships and Related Transactions

Except as described below, none of the following parties has, since the beginning of our last fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Directors and Officers

We entered into an Amendment to Consulting Agreement dated September 3, 2007 with Peter Åhman, pursuant to which we agreed to pay him a consultant fee of €73,500 per year and to grant him warrants to purchase up to 600,000 shares at a price of $0.05 per share for a period of five years.

We entered into an Amendment to Consulting Agreement dated September 3, 2007 with Nigel Nicholas, pursuant to which we agreed to pay him a consultant fee of £50,000 per year, a one time non-refundable retainer of £7,530 and to issue to him warrants to acquire up to 600,000 shares. As at September 30, 2007, we have an amount payable to Mr. Nicholas of $31,782 for consulting services (September 30, 2006 - $Nil).

We entered into an Employment Agreement dated January 31, 2007 with Miro Wikgren, pursuant to which he agreed to act as our Chief Technology Officer in consideration for a monthly salary of €4,000.

We entered into a Consulting Agreement dated June 28, 2007 with Adrian Clarke pursuant to which we agreed to pay him a fee of $2,000 per month and grant to him warrants to purchase up to 300,000 shares of our common stock at an exercise price of $0.10 per share. As at September 30, 2007, we have an amount payable to Mr. Clarke of $6,000 for consulting services (September 30, 2006 - $Nil).

We entered into a Consulting Agreement dated March 14, 2007 with Ian Downie pursuant to which we agreed to pay Mr. Downie a fee of £1,000 per month and to issue to him the equivalent value of £1,000 per month in shares of our common stock payable each four months from the effective date of the agreement based on the average closing price of our shares during such four month period and to grant to him options to purchase up to 2,000 shares per month payable each four months from the effective date of the agreement valued at a price no less than 85% of the fair market value of the shares on the effective date of the agreement and exercisable for five years. As at September 30, 2007, we have an amount payable to Mr. Downie of $14,152 for consulting services (September 30, 2006 - $Nil).

We entered into a Consulting Agreement dated November 1, 2007 with Gary Flint (amending the previous agreement entered into with him on September 3, 2007) under which we agreed to pay him a consultant fee of $2,000 per month, and to grant to him warrants to purchase up to 300,000 shares at an exercise price of $0.05 per share for a term of five years. As at September 30, 2007, we have an amount payable to Mr. Flint of $70,046 for consulting services (September 30, 2006 - $Nil).

Each of the above agreements contains provisions relating to the payment of a success fee in certain circumstances. The agreements have been filed with the SEC.

We entered into Regulation S debt conversion agreements with each of Nigel Nicholas, Ian Downie, Pollux Ou and Tracebit Holding OY whereby we issued to them a total of 8,051,714 shares of our common stock as repayment and settlement of an aggregate of $169,086 of indebtedness owed by us to them on the basis of one share for each $0.021 of indebtedness. We also entered into a Regulation S debt conversion agreement with Gary Flint whereby we issued to him a total of 1,915,000 warrants to purchase a total of 1,915,000 shares in repayment and settlement of an aggregate of $40,215 of indebtedness owed by us to him on the basis of one warrant share for each $0.021 of indebtedness. The Conversion Agreements have been filed with the SEC.

Outlander Management Ltd.

Outlander Management, a private corporation that provided administration services to MobileMail UK, was issued 578,313 shares of our common stock on September 30, 2005 in exchange for the shares of MobileMail UK held by Outlander Management. The cost to Outlander Management of its shares in MobileMail UK was £1,000.

As at September 30, 2006, we have an amount payable to Outlander Management of $16,994 for management services. This amount had increased to $18,583 as at September 30, 2007.

Azuracle Ltd.

As at September 30, 2005, we owed £1,500 to Azuracle for rent for the period from July 1 to September 30, 2005. Azuracle is a related party to our company because it has a director in common with Outlander Management, one of our promoters. This amount had increased to $14,045 at September 30, 2006, and was $27,644 at September 30, 2007.

DeBondo Capital Inc.

As at September 30, 2005, we owed £3,871 to DeBondo for advances made to pay for some of our expenses. DeBondo is a related party to our company because it has a director in common with Outlander Management, one of our promoters. This amount had increased to $7,249 as at September 30, 2006 and was $7,927 at September 30, 2007.

DeBondo Capital Limited

We entered into a one year consulting agreement dated July 1, 2006 with DeBondo Capital Limited, a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is GBP 5,000 per month for a minimum of one year beginning on the agreement date. At September 30, 2007, $147,357 (September 30, 2006 , $28,089) was accrued on account of amounts owing under this agreement. The agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after July 1, 2007, either party may terminate this agreement with one month’s advance written notice. This agreement was subsequently terminated.

OY Tracebit AB

Miro Wikgren

Tracebit had a loan receivable amounting to (including interest at 2% per annum accumulated from the date the loan was granted) $9,407 and $10,917 at the ended September 30, 2006 and September 30, 2007, respectively, from Miro Wikgren, one of its directors. Mr Wikgren was appointed after the granting of the loan. The loan is fully secured.

Mr Wikgren, who was also Tracebit’s Chief Technology Officer during 2006 and 2007, was paid a monthly salary of €2,390 until January 31, 2007 and after that €4,000. Tracebit owed €18,485 ($23,402) as unpaid salaries (from which the above loan receivable should be paid to Mr Wikgren) to Mr Wikgren as of September 30, 2006 and $€59,051 ($84,278) at September 30, 2007.

Simon Ådahl

Mr. Ådahl, was Tracebit’s Chief Marketing Officer during 2006, and was paid a monthly salary of €2,175 until January 31, 2007 and after that €4,000. Tracebit owed €8,700 ($11,014) as salaries to Mr Ådahl as of September 30, 2006 and €583 ($832) as of September 30, 2007.

Tracebit Holding Oy

Tracebit owed €36,116 ($51,545) as notes payable to Tracebit Holding Oy, the principal shareholder of Tracebit. The loan was interest free until December 31, 2006 and after that bears interest at 5% per annum and the loan was due on December 31, 2007 together with interest. Mobiventures Inc. owed € 63,775 ($91,020) as consulting fees to Tracebit Holding Oy as of September 30, 2007 (September 30, 2006 -$Nil).

Other Transactions

The amounts due to related parties of $544,152 (September 30, 2006 - $66,377) are unsecured, non-interest bearing and due on demand and are payable to directors, officers or companies with directors or officers in common with the Company.

By employment agreement dated July 26, 2004, the Company agreed to pay to Gary Flint, the Managing Director, $64,166 (GBP 35,000) per annum and issuing 236,143 common shares every three months to a maximum of 1,416,867 shares. As at September 30, 2006, the maximum common shares have been issued. During the year ended September 30, 2007, $5,255 (September 30, 2006 - $28,951) was paid to him in cash. This employment agreement was terminated upon the acquisition of Tracebit.

During the year ended September 30, 2007, the Company allotted common stock to a director (Nigel Nicholas ), consisting of 50,412 units at $0.20 per unit. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring August 21, 2008. These shares were issued subsequent to year end.

During the year ended September 30, 2007, the Company allotted common stock to Tracebit Holding Oy, of which Mr. Åhman is the sole director and a significant shareholder, consisting of 25,000 units at $0.20 per unit. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring August 21, 2008. These shares were issued subsequent to year end.

On June 28, 2007, the Company granted 300,000 warrants to a director of the Company (Adrian Clarke) with an exercise price of $0.10 and a fair value of $92,380 expiring June 28, 2012. Of these warrants, 210,000 have vested with a fair value of $64,666. These shares were issued pursuant to a consulting agreement.

On August 10, 2007, the Company allotted 68,516 common shares to two directors of the Company (31,564 shares to Nigel Nicholas and 36,952 shares to Ian Downie) for consulting services with a fair value of $15,914. In addition, the Company agreed to grant 71,369 stock options (29,423 options to Nigel Nicholas and 41,946 options to Ian Downie) with a fair value of $14,492. Each stock option entitles the holder to purchase a common share of the Company at an average price of $0.46 per common share expiring August 10, 2012. The shares were issued and the options were granted subsequent to year end.

On September 3, 2007, as part of amended consulting agreements with three of our directors, the Company granted a total of 1,800,000 warrants with an exercise price of $0.05 per share expiring September 3, 2012 (600,000 warrants to each of Peter Åhman, Gary Flint and Nigel Nicholas). All of these warrants have vested with a fair value of $106,362.

During the year ended September 30, 2007, the Company paid or accrued the following fees:

(a)

$492,321 (September 30, 2006 - $Nil) for consulting fees and salaries paid to directors, and officers of the Company according to the contracts entered into by the Company upon the acquisition of Tracebit ($123,721 to Peter Åhman, $99,659 to Gary Flint, $43,242 to Miro Wikgren, $43,242 to Simon Adahl, $70,666 to Adrian Clarke, $80,746 to Nigel Nicholas and $34,050 to Ian Downie);

(b)	$118,599 (September 30, 2006 - $28,089) for consulting fees to a company with directors in common; and

(c)	$11,815 (September 30, 2006 - $10,806) for rent to a company with directors in common with a corporate shareholder of the Company.

Item 13.	Exhibits

The following exhibits are included with this Annual report on Form 10-KSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
3.4(1)	Certificate of Amendment to the Company’s Articles of Incorporation filed with the Nevada Secretary of State on July 30, 2007

Exhibit
Number	Description of Exhibit
10.1(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management
10.2(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.
10.3(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.
10.4(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks
10.5(3)	Equity Share Purchase Agreement between Capella Capital OU, Pollux OU and Tracebit Holding OY and the Company and OY Tracebit AB dated January 31, 2007
10.6(4)	Employment Agreement between the Company and Simon Ådahl dated January 31, 2007
10.7(4)	Employment Agreement between the Company and Miro Wikgren dated January 31, 2007
10.8(4)	Consultant Agreement between the Company and Peter Åhman dated February 1, 2007
10.9(4)	Consultant Agreement between the Company and Gary Flint dated February 6, 2007
10.10(4)	2007 Incentive Stock Option Plan
10.11(5)	Consultant Agreement between the Company and Nigel Nicholas dated March 9, 2007
10.12(6)	Consultant Agreement between the Company and Ian Downie dated March 14, 2007
10.13(7)	Letter of Intent entered into between the Company, TxtNation and the Principal Shareholders on April 24, 2007
10.14(8)	Consultant Agreement between the Company and Adrian Clarke dated June 28, 2007.
10.15(8)	Warrant Certificate issued by the Company in favour of Adrian Clarke dated June 28, 2007.
10.16(9)	Amendment to Consulting Agreement between the Company and Peter Åhman dated September 3, 2007
10.17(9)	Amendment to Consulting Agreement between the Company and Gary Flint dated September 3, 2007
10.18(9)	Amendment to Consulting Agreement between the Company and Nigel Nicholas dated September 3, 2007
10.19(9)	Common Stock Purchase Warrant Certificate dated September 3, 2007
10.20(10)	Consultant Agreement between the Company and Gary Flint dated November 1, 2007

Exhibit
Number	Description of Exhibit
10.21(10)	Partnership Agreement between the Company, Froggie S.L. and Move2Mobile Limited dated October 31, 2007
10.22(11)	Regulation S Debt Conversion Agreement between the Company and Nigel Nicholas dated November 9, 2007
10.23(11)	Regulation S Debt Conversion Agreement between the Company and Gary Flint dated November 5, 2007
16.1(12)	Letter from Staley, Okada
31.1(13)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(13)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1(13)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2(13)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on December 16, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to registration statement on Form SB-2 filed with the Commission on January 26, 2006.
(3)	Filed as an exhibit to our Form 8-K filed with the Commission on February 5, 2007.
(4)	Filed as an exhibit to our Form 8-K filed with the Commission on February 12, 2007.
(5)	Filed as an exhibit to our Form 8-K filed with the Commission on March 15, 2007.
(6)	Filed as an exhibit to our Form 8-K filed with the Commission on March 20, 2007.
(7)	Filed as an exhibit to our Form 8-K filed with the Commission on April 30, 2007.
(8)	Filed as an exhibit to our Form 8-K filed with the Commission on July 5, 2007.
(9)	Filed as an exhibit to our Form 8-K filed with the Commission on September 7, 2007.
(10)	Filed as an exhibit to our Form 8-K filed with the Commission on November 6, 2007.
(11)	Filed as an exhibit to our Form 8-K/A filed with the Commission on November 23, 2007.
(12)	Filed as an exhibit to our Form 8-K/A filed with the Commission on January 22, 2007.
(13)	Filed as an exhibit to this Annual Report on Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

		Year Ended September 30,
		2006		2007
Audit Fees		$49,836.05		$27,025.03
Audit Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
TOTAL		$49,836.05		$27,025.03

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

MOBIVENTURES INC.

By:	/s/ Nigel Nicholas
Nigel Nicholas
Chief Executive Officer

Date: January 17, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer	January 17, 2008
(Principal Executive Officer) and
/s/ Nigel Nicholas	Director
Nigel Nicholas
	President, Chief Financial Officer	January 17, 2008
/s/ Peter Åhman	(Principal Accounting Officer)
Peter Åhman	and Director

/s/ Gary Flint	Director	January 17, 2008
Gary Flint

/s/ Miro Wikgren	Director	January 17, 2008
Miro Wikgren

/s/ Ian Downie	Director	January 17, 2008
Ian Downie