Form 10QSB
period 2007-12-31
MobiVentures Inc.
filed 2008-02-19
CIK 1343460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2007

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-51855

MOBIVENTURES INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
No.)
Sunnyside, Brinkworth, Chippenham
Wiltshire, England	SN15 5BY
(Address of principal executive offices)	(Zip Code)

+44 (0)7740 611413
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 48,025,021 shares of common stock as of February 18, 2008.

Transitional Small Business Disclosure Format (check one): Yes[   ]   No[X]

MOBIVENTURES INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
December 31, 2007

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

i

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of MobiVentures Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at December 31, 2007 (unaudited) and September 30, 2007 (audited)	F-1

Consolidated Statements of Operations for the three month periods ended December 31, 2007 and 2006 and for the period from incorporation (August 21, 2003) to December 31, 2007 (unaudited)	F-2

Consolidated Statements of Cash Flows for the three month periods ended December 31, 2007 and 2006 and for the period from incorporation (August 21, 2003) to December 31, 2007 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4

MOBIVENTURES INC.

(Formerly Mobilemail (US) Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	September 30,
	2007	2007
ASSETS	(Unaudited)	(Audited)
Current
Cash	$29,282	$27,123
Accounts receivable	69,845	57,294
VAT receivable	9,154	10,071
Prepaid expense	53,425	60,175
	$161,706	$154,663

LIABILITIES
Current
Accounts payable	$371,457	$364,910
Accrued liabilities	100,589	131,791
Obligation to issue shares	-	199,609
Due to related parties (Note 2)	480,802	544,152
	952,848	1,240,462

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock (Note 3)
Authorized: 300,000,000 shares with $0.001 par value
Issued : 48,025,021 (September 30, 2007 - 37,621,402)	48,026	37,622
Additional paid-in capital	3,821,479	3,307,495
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Subscriptions received (Note 7)	40,061	-
Accumulated Comprehensive Loss	(34,691)	(31,670)
Deficit - Accumulated during the development stage	(4,666,017)	(4,399,246)
	(791,142)	(1,085,799)
	$161,706	$154,663

Contingency (Note 1)
Commitments (Note 6)
Subsequent Events (Note 7)

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2007	2006	2007

Sales	$56,282	$3,481	$159,274
Direct Costs	(11,003)	-	(36,004)
Gross Profit	45,279	3,481	123,270

General and Administrative Expenses
Accounting and auditing	50,307	29,679	419,287
Bad debt	-	-	6,712
Bank charges	748	501	2,831
Depreciation	-	175	2,124
Filing fees	1,263	668	19,138
Intellectual property	-	-	2,500,000
Investor relations	5,370	4,694	65,737
Legal	13,248	5,399	135,494
Management and consulting (Note 2)	215,409	97,442	1,130,043
Office and information technology	1,889	725	29,072
Rent (Note 2)	-	2,874	34,621
Research and development costs (Note 2)	10,314	-	92,290
Salaries and wages	-	5,113	126,804
Sales and marketing (Note 2)	6,238	-	70,824
Shareholder information	-	-	5,581
Transfer agent fees	25	160	2,688
Travel and promotion	3,236	-	36,434

Total General and Administrative Expenses	308,047	147,430	4,679,680

Loss from Operations	(262,768)	(143,949)	(4,556,410)

Other Income (Expense)
Gain on settlement of debt	-	5,109	6,250
Interest income (expense)	842	(596)	(9,728)
Write-down of goodwill	-	-	(77,953)
Foreign exchange loss	(4,845)	(1,080)	(28,176)

Net Loss	$(266,771)	$(140,516)	$(4,666,017)

Weighted Average Shares Outstanding – Basic
and Diluted	42,728,835	30,424,687

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)

Comprehensive Loss
Net Loss	$(266,771)	$(140,516)	$(4,666,017)
Foreign currency translation adjustment	(3,021)	(3,753)	(34,691)

Total Comprehensive Loss	$(269,792)	$(144,269)	$(4,700,708)

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds (Unaudited)

			Cumulative
			from
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2007	2006	2007
Operating
Net Loss	$(266,771)	$(140,516)	$(4,666,017)
Items not involving cash:
Depreciation	-	175	2,124
Write-down of goodwill	-	-	77,953
Interest on loan payable	-	-	6,250
Shares for consulting services	-	-	87,629
Fair value of options for consulting services	-	-	79,158
Fair value of warrants for consulting services	-	-	106,362
Fair value of warrants to related party for settlement
of debt	71,983	-	71,983
Forgiveness of interest	-	-	(6,250)
Interest on promissory notes	-	-	1,508
Shares issued for intellectual property	-	-	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(12,551)	4,290	(40,551)
VAT receivable	917	(1,550)	(9,154)
Prepaid expense	6,750	34,159	176,281
Accounts payable	6,547	1,583	337,180
Accrued liabilities	(31,202)	4,115	(31,402)
Accrued interest	-	(4,679)	-
Due to related parties	145,951	34,093	643,299
	(78,376)	(68,330)	(663,647)
Investing
Acquisition of property and equipment	-	-	(2,124)
Cash acquired on purchase of Maxtor Holdings Inc.	-	-	118,365
Cash acquired on purchase of OY Tracebit AB	-	-	5,225
	-	-	121,466
Financing
Due to Maxtor Holdings Inc.	-	-	19,105
Convertible promissory notes	-	-	100,000
Loan from related party	-	-	111,867
Loan payable	-	-	25,000
Subscriptions received	39,561	-	168,256
Share issuances for cash	43,995	79,092	181,926
	83,556	79,092	606,154
Effect of exchange rate changes on cash	(3,021)	(3,774)	(34,691)

Net Increase in Cash	2,159	6,988	29,282
Cash – Beginning	27,123	23	-
Cash – Ending	$29,282	$7,011	$29,282

Supplemental cash flow information (Note 5)

- See Accompanying Notes -

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

1.	Basis of presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2007, the Company has working capital deficiency of $791,142, an accumulated deficit of $4,666,017 and has incurred an accumulated operating cash flow deficit of $663,647 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for the interim financial and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s report on Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.	Related Party Balances and Transactions

a)

The amounts due to related parties of $480,802 (September 30, 2007 - $544,152) are unsecured, non-interest bearing and due on demand and are payable to directors, officers or companies with directors or officers in common with the Company.

b)

On August 10, 2007, the Company allotted 68,516 common shares to two directors of the Company for consulting services with a fair value of $15,914. In addition the Company agreed to grant 71,369 stock options with a fair value of $14,492. Each stock option entitles the holder to purchase a common share of the Company at an average price of $0.46 per common share expiring August 10, 2012. The shares were issued and the options were granted on December 4, 2007. The fair value of the shares and stock options were recorded in the year ending September 30, 2007. (Note 3c).

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

2.	Related Party Balances and Transactions – Continued

c)

On November 5, 2007, the Company issued 1,915,000 warrants to a director of the Company, pursuant to a debt conversion agreement in repayment and settlement of a total of $40,215 of the Company’s indebtedness to the director (Note 4). The fair value associated with the debt settlement is estimated to be $71,983. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.021 per common share until November 5, 2012.

d)

On November 9, 2007, the Company issued 8,051,714 common shares at $0.021 per share to directors of the Company, pursuant to debt conversion agreements in repayment and settlement of a total of $169,086 of the Company’s indebtedness to the directors (Note 3a).

e)

On December 4, 2007, the Company issued common stock to a director, consisting of 50,412 units at $0.20 per unit in relation with a private placement of $10,082 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Note 3f).

f)

On December 4, 2007, the Company issued common stock to a company with a director in common, consisting of 25,000 units at $0.20 per unit in relation with a private placement of $5,000 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Note 3g).

	g)	During the three months ended December 31, 2007, the Company paid or accrued the following fees:

i)	$ 159,851 (December 31, 2006 - $Nil) for consulting fees and salaries paid to directors and officers of the Company;

ii)	$29,960 (December 31, 2006 - $29,387) for consulting fees to a company with directors in common;

iii)	$Nil (December 31, 2006 - $2,874) for rent to a company with directors in common with a corporate shareholder of the Company;

iv)	$16,552 (December 31, 2006 - $Nil) for research and development costs and sales and marketing paid to a director of the Company

3.	Capital Stock

The Company’s authorized shares consist of 300,000,000 common shares with a par value of $0.001 and 5,000,000 preferred shares with a par value of $0.001.

a)

On November 9, 2007, the Company issued 8,051,714 common shares at $0.021 per share to four directors of the Company, pursuant to debt conversion agreements in repayment and settlement of a total of $169,086 of the Company’s indebtedness to the directors (Note 2d).

b)

On December 4, 2007, the Company issued 150,000 common shares for consulting services with a fair value of $30,000, to an unrelated party pursuant to a consulting agreement dated August 9, 2007(Note 6h).

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

3.	Capital Stock – Continued

	c)	On December 4, 2007, the Company issued 68,516 common shares for consulting services with a fair value of $15,914 (Note 2b).

	d)	On December 4, 2007, the Company issued 125,000 common shares for the full settlement of a $25,000 loan advanced to the Company.

e)

On December 4, 2007, the Company issued 565,565 units for a private placement at $0.20 per unit for proceeds of $113,113. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008.

f)

On December 4, 2007, the Company issued common stock to a director, consisting of 50,412 units at $0.20 per unit in relation with a private placement of $10,082 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Note 2e).

g)

On December 4, 2007, the Company issued common stock to a company with a director in common, consisting of 25,000 units at $0.20 per unit in relation with a private placement of $5,000 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Note 2f).

	h)	On December 13, 2007, the Company issued 1,367,412 common shares for gross proceeds of $43,995 (Note 6g).

4.	Stock Options and Warrants

Stock Options

During the 2007 fiscal year, the Company agreed to grant 29,423 stock options to a director of the Company with a fair value of $5,568. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.54 per common share expiring between April 9 to July 9, 2012. These options were granted on December 4, 2007. The fair value of the stock options was recognized in the year ending September 30, 2007.

During the 2007 fiscal year, the Company agreed to grant 41,946 stock options to a director of the Company with a fair value of $8,924. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.38 per common share expiring between April 14 to July 14, 2012. These options were granted on December 4, 2007. The fair value of the stock options was recognized in the year ending September 30, 2007.

There were 71,369 stock options granted during the period and outstanding as at December 31, 2007 (Nil – December 31, 2006).

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

4.	Stock Options and Warrants - Continued

Warrants

On November 5, 2007, the Company issued 1,915,000 warrants to a director of the Company, pursuant to a debt conversion agreement in repayment and settlement of a total of $40,215 of the Company’s indebtedness to the director. The fair value associated with the debt settlement is estimated to be $71,983. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.021 per common share until November 5, 2012.

On December 4, 2007, the Company issued 565,565, units for a private placement at $0.20 per unit. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Note 3e). The fair value of the warrants is estimated to be $4,932; this estimate has not been recorded as a separate component of shareholders’ equity.

On December 4, 2007, the Company issued common stock to a director, consisting of 50,412 units at $0.20 per unit in relation with a private placement of $10,082 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Notes 2e & 3f). The fair value of the warrants is estimated to be $440; this estimate has not been recorded as a separate component of shareholders’ equity.

On December 4, 2007, the Company issued common stock to a company with a director in common, consisting of 25,000 units at $0.20 per unit in relation with a private placement of $5,000 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Notes 2f & 3g). The fair value of the warrants is estimated to be $218; this estimate has not been recorded as a separate component of shareholders’ equity.

There were 2,555,977 warrants granted during the current period and 400,000 warrants expired. As at December 31, 2007, 4,655,977 warrants remain outstanding (Nil – December 31, 2006).

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

5.	Supplemental Cash Flow Information

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
			From
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2007	2006	2007

Shares for consulting services	$45,914	$-	$133,543
Fair value of warrants issued for settlement of
debt	$71,983	$-	$71,983
Warrants issued for settlement of debt	$40,215	$-	$40,215
Shares issued for settlement of debt to related
party	$169,086	$-	$169,086
Shares issued for settlement of debt to non-
related party	$25,000	$-	25,000
Shares issued for subscriptions received in
advance	$128,195	$-	$128,195

Cash paid for:
Income taxes	$-	$-	$-
Interest	$120	$-	$482

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

6.	Commitments

a)

By agreement dated January 31, 2007, the Company entered into an Employment Agreement with an officer of one of the Company’s subsidiaries. The monthly payment for technical services is $5,794 (EUR 4,000). The Company will also reimburse the officer for expenses incurred in connection with the employment agreement. For the three months ending December 31, 2007, $61,777 (EUR 42,649) was paid or accrued as salaries owed to this officer. Either party may terminate this agreement with one month’s advance written notice.

b)

By agreement dated February 1, 2007, the Company entered into a one-year Consulting Agreement with an officer of the Company. In consideration for the consulting services, the Company will pay a fee of $145 (EUR 100) per hour and may grant incentive stock options to purchase shares of the Company. In addition, the Company will reimburse expenses incurred in connection with the provision of the consulting services to the Company.

On September 3, 2007, an amendment was completed to change the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $8,872 (EUR 6,125) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately; and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre- approved travel and telephone expenses. For the three months ending December 31, 2007, $27,847 (EURO 19,225) was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

c)

By agreement dated February 6, 2007, the Company entered into a one-year Consulting Agreement with an officer of the Company. In consideration for the consulting services, the Company will pay a fee of $72 (EUR 50) per hour and may grant incentive stock options to purchase shares of the Company. In addition, the Company will reimburse expenses incurred in connection with the provision of the consulting services to the Company.

On September 3, 2007, an amendment was completed to change the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $8,522 (GBP 4,167) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately; and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre- approved travel and telephone expenses.

On November 1, 2007, an amendment was completed to change to the terms and conditions of a consulting agreement entered into on September 3, 2007. In consideration the Company has agreed to pay a fee for consulting service of $2,000 per month. For the three months ending December 31, 2007, $12,521 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

6.	Commitments - continued

d)

By agreement dated March 9, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $2,045 (GBP 1,000) per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) issue the equivalent value of GBP 1,000 per month in shares of the Company’s common stock payable each four months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period (31,564 shares were issued on December 4, 2007 (Note 3c)), (iv) grant options to purchase up to GBP 2,000 of shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant (29,423 stock options granted during the year ended September 30, 2007), and (v) pay a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of the director as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses.

On September 3, 2007, an amendment was completed to change to the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $8,522 (GBP 4,167) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately; and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre- approved travel and telephone expenses. For the three months ending December 31, 2007, $28,154 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

e)

By agreement dated March 14, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $2,045 (GBP 1,000) per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) issue the equivalent value of GBP 1,000 per month in shares of the Company’s common stock payable each four months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period (36,952 shares were issued on December 4, 2007 (Note 3c)), (iv) grant options to purchase up to GBP 2,000 of shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant (41,946 stock options granted during the year ended September 30, 2007), and (v) pay a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of the director as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

6.	Commitments - continued

e)	– continued

In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. For the three months ending December 31, 2007, $4,090 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

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

On November 1, 2007, an amendment was completed to change to the terms and conditions of a consulting agreement entered into on June 28, 2007. In consideration the Company has agreed to i) pay a fee for consulting service of $2,000 per month ii) grant 300,000 share purchase warrants at an exercise price of $0.05 per share all warrants which 210,000 will vest September 3, 2008 and 90,000 will not vest until such time the performance criteria has been met iii) The consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. For the three months ending December 31, 2007, $6,000 was accrued in relation to this agreement.

The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice. The consulting agreement supersedes the previous consultant agreement.

g)

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

On October 31, 2007, the Company entered into a partnership agreement with Froggie. The partnership agreement contemplates the creation of a business to be operated in partnership between the Company and Froggie to which the net income derived from the business will be split equally between the Company and Froggie. In addition, Froggie will be issued with shares in the Company in exchange for a maximum of Euro 120,000. On December 13, 2007, the Company issued 1,367,412 common shares to Froggie for the first tranche of financing of $43,995 (Euro 30,000) (Note 3h). As of February 19, 2008, the agreement has not closed, however, the Company and Froggie are continuing to negotiate the proposed partnership.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

6.	Commitments - continued

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

In addition, the Company will issue 150,000 shares in the common stock of the Company within 20 business days from September 1, 2007. On December 4, 2007, the Company issued 150,000 common shares (Note 3b).

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

Closing of the acquisition of M2M would follow five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than October 31, 2007. The proposed acquisition is subject to due diligence review by both parties, entering into a formal agreement for the acquisition and approval by both companies’ board of directors. As of February 19, 2008, the acquisition has not closed, however, the Company and M2M are continuing to negotiate the proposed acquisition.

j)

By agreement on December 1, 2007, the Company entered into a one-year agreement for Investor Relation services with an unrelated party. The monthly payment for investor relations services are $3,500 for 10 consecutive months beginning February 1, 2008 and $7,000 on execution of the agreement.

7.	Subsequent Events

The Company entered into a private placement to issue up to 5,000,000 units at $0.04 per unit. Each unit consists of one common share and one share purchase warrant to acquire one additional common share at $0.04 per share for one year. As at December 31, 2007, the Company received $39,561 towards the purchase of the units. Subsequent to December 31, 2007, the Company received an additional $54,562. The private placement will close on February 29, 2008.

Item 2.                Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ended December 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three month period ended December 31, 2007.

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

Our Corporate Organization

We were incorporated on April 1, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiaries, Tracebit and Mobilemail Limited (“Mobilemail UK”). MobileMail UK is incorporated and headquartered in the United Kingdom. Tracebit is incorporated and headquartered in Finland. Our principal office is located at Sunnyside, Brinkworth, Chippenham, Wiltshire, England SN15 5BY. Our telephone number is +44 (0)7740 611413 and our fax number is +44 (0) 845 2 99 1729.

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

  30,000 Euros at January 1, 2008 provided deals have been signed by the partnership between 1st November 1, 2007 and January 1, 2008 with a cumulative margin value equal or greater than 240,000 Euros on an annualized basis. For every 10,000 Euros below this figure the bridging finance will be reduced by 2,500 Euros; and

  30,000 Euros at February 1, 2008 provided deals have been signed by the partnership between November 1, 2007 and February 1, 2008 with a cumulative margin value equal or greater than 360,000 Euros on an annualized basis. For every 10,000 Euros below this figure the bridging finance will be reduced by 2,500 Euros.

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

The letter of intent contemplates the Company’s acquisition of up to 100% of the shares of M2M from Nigel Nicholas, Danny Wootton and the other shareholders of M2M, for consideration comprised of cash and shares of the Company’s common stock over a period of two years. In addition, further payments would be payable over an earn-out period of two years from the date of closing based on the profit generated by M2M and the value of the shareholdings of M2M at the end of the earn-out period. The earn-out agreement will be predicated on the Company providing agreed upon working capital to M2M after completion of the acquisition. The letter of intent contemplates that closing of the acquisition of M2M would follow within five business days of the satisfaction of all conditions precedent to closing and, in any event, by no later than October 31, 2007. It will be a condition of closing that M2M will have delivered to the Company financial statements of M2M in the form required to be filed by the Company with the United States Securities and Exchange Commission in accordance with its reporting obligations under the Securities Exchange Act of 1934. A partnership agreement among the Company, M2M and Froggie was subsequently executed on October 31, 2007, as described above. No definitive agreement has been executed to date and there is no assurance that any definitive agreement will be executed.

Plan of Operations

Tracebit

We plan to expand Tracebit’s current product offering to include:

  mobile music services such as ring tones, ring back tones, video ring tones, streamed music, and full track music,

  infotainment (mobile sport, leisure and information data services) such as video clips, streamed video, wallpapers and graphics, and picture messaging, and games.

Our strategy is focused on:

  the pursuit of complimentary technologies and additional mobile content to sell through our sales channels; and

  the creation of an aggregated content provision service managed through an interactive community based web-portal through the pursuit of a number of acquisitions of established mobile service providers to add to our portfolio of mobile applications.

We plan to pursue the achievement of the following milestones in 2008, subject to achieving the necessary financings:

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

We had cash of $29,282 and a working capital deficit of $791,142 at December 31, 2007. Our planned expenditures over the next twelve months in the amount of $500,000 will exceed our cash reserves and working capital. We presently does not have sufficient cash to fund our operations for more than the next month. We anticipate that we will require additional financing in the amount of approximately $1,000,000 in order to enable us to sustain our operations for the next twelve months in view of our plan of operations and our account deficit. We will also require additional financing to fund our contemplated acquisitions if we are able to execute definitive agreement for these acquisitions. We are currently seeking additional financing, however, there can be no assurance that we will obtain such financing in the amount required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations and we may not be able to proceed with our planned acquisitions

Beyond the next twelve months, we will be required to obtain additional financing in order to continue our plan of operations as we anticipate that we will not earn any substantial revenues in the foreseeable future. We believe that debt financing will not be an alternative for funding our plan of operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. Even if we are successful in obtaining equity financing to fund our plan of operations, there is no assurance that we will obtain the funding necessary to pursue the plan of operations. If we do not obtain additional financing, we may be forced to abandon our business activities and plan of operations.

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

  Non-monetary assets and liabilities, and equity at historical rates, and

  Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

  Assets and liabilities at the rate of exchange in effect at the balance sheet date,

  Equity at historical rates, and

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

Results Of Operations – Three month period ended December 31, 2007 and 2006

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007 and September 30, 2006 respectively.

			Cumulative
			From
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2007	2006	2007

Sales	$56,282	$3,481	$159,274
Direct Costs	(11,003)	-	(36,004)
Gross Profit	45,279	3,481	123,270
General and Administrative Expenses
Accounting and auditing	50,307	29,679	419,287
Bad debt	-	-	6,712
Bank charges	748	501	2,831
Depreciation	-	175	2,124
Filing fees	1,263	668	19,138
Intellectual property	-	-	2,500,000
Investor relations	5,370	4,694	65,737
Legal	13,248	5,399	135,494
Management and consulting	215,409	97,442	1,130,043
Office and information technology	1,889	725	29,072
Rent	-	2,874	34,621
Research and development costs	10,314	-	92,290
Salaries and wages	-	5,113	126,804
Sales and marketing	6,238	-	70,824
Shareholder information	-	-	5,581
Transfer agent fees	25	160	2,688
Travel and promotion	3,236	-	36,434
Total General and Administrative Expenses	308,047	147,430	4,679,680

Loss from Operations	(262,768)	(143,949)	(4,556,410)

Other Income (Expense)
Gain on settlement of debt	-	5,109	6,250
Interest expense	842	(596)	(9,728)
Write-down of goodwill	-	-	(77,953)
Foreign exchange loss	(4,845)	(1,080)	(28,176)
Net Loss	$(266,771)	$(140,516)	$(4,666,017)

Sales

We generated our sales from sales of games developed by Tracebit of $56,282 during the first three month period of fiscal 2008 compared to $3,481 during the first three month period of fiscal 2007. Sales for the first quarter of fiscal 2008 were comprised primarily of sales attributable to our Tracebit business, whereas sales in the first quarter of fiscal 2007 were attributable to sales from our MobileMail business. These revenues were comprised of royalty fees and licenses fees earned for the sales of games through Tracebit’s distribution and re-seller agreements.

Direct Costs

Direct costs are comprised of license fees paid to brand owners for the sale of games with their brand attached.

Direct costs were $11,003 during the first three month period of fiscal 2008, representing 19.55% of our sales.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses increased to $50,307 during the first three month period of fiscal 2008 from $29,679 during the first three month period of fiscal 2007. These fees are attributable mainly to auditing, accounting and regulatory compliance expenses.

Intellectual Property

We have not incurred any expenses on any intellectual property during the first three month period of fiscal 2008 nor during fiscal 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Investor relations

Investor relations expenses are primarily comprised of fees paid to PR firms for writing press releases and of costs for releasing them and other public relation activities.

Investor relations expenses increased to $5,370 during the first three month period of fiscal 2008 from $4,694 during the first three month period of fiscal 2007, which increase reflects our increased investor relation activity during the first three month period of fiscal 2008.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Exchange Act including the preparations and filings of our quarterly and annual reports with the SEC.

Legal expenses increased significantly to $13,248 during the first three month period of fiscal 2008 from $5,399 during the first three month period of fiscal 2007 as a result of legal expenses incurred in connection with our potential acquisitions.

Management and Consulting

Management and consulting expenses are primarily comprised of consulting fees that we pay to Nigel Nicholas, Gary Flint, Peter Ahman and to other consultants on account of consulting services and expensed stock, warrant and option issues. Management and consulting expenses increased significantly to $215,409 during the first three month period of fiscal 2008 from $97,442 during the first three month period of fiscal 2007.

Office and Information Technology

Office and information technology expenses include expenses associated with the development and testing of the MobileMail software and rent for Tracebit Office.

Rent

We did not incur any rent expenses during the first three month period of fiscal 2008 compared to rent expenses of $2,874 incurred during the first three month period of fiscal 2007. The company has moved its main office address to Sunnyside, Brinkworth, Chippeham< Wiltshire in the UK and there are no rent charges for this office address.

Research and Development Costs

Research and development costs are primarily comprised of salaries paid to Tracebit’s development personnel and contract developers which relates to the development of games by Tracebit.

Research and development costs increased significantly to $10,314 during the first three month period of fiscal 2008 from $Nil during the first three month period of fiscal 2007, which increase reflects the salaries paid to Tracebit’s development personnel, consultant fees to contract developers and other expenses related to the Tracebit’s development.

Salaries and Wages

Our salaries and wages decreased to $Nil during the first three month period of fiscal 2008, from $5,113 during the first three month period of fiscal 2007, as we no longer pay any salaries and wages.

Sales and Marketing

We incurred $6,238 in sales and marketing expenses during the first three month period of fiscal 2008 as a result of salaries paid to Tracebit’s sales and marketing personnel and other expenses related to Tracebit sales and marketing.

Net Loss

We incurred a net loss of $266,771 during the first three month period of fiscal 2008, compared to $140,516 during the first three month period of fiscal 2007 and a net loss of $4,666,017 from inception to the first three month period of fiscal 2008

Liquidity and Financial Resources

We had cash of $29,282 and a working capital deficit of $791,142 as at December 31, 2007. We had cash of $27,123 and a working capital deficit of $1,085,799 as at our fiscal year ended September 30, 2007.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $500,000. While this amount will be offset by any gross profits that we earn from sales of our MobileMail messaging solutions and Tracebit’s mobile content consisting primarily of mobile games, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently do not have sufficient cash to fund our operations for the next month and we anticipate that we will require additional financing in the approximate amount of $1,000,000 in order to enable us to sustain our operations for the next twelve months. There can be no assurance that we will be able to obtain such financing on terms favourable to us or at all.

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

Cash used in Operating Activities

We used cash of $78,376 in operating activities during the first three month period of fiscal 2008 compared to cash used of $68,330 during the three month period of fiscal 2007.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not generate any cash in investing activities during the first three month period of fiscal 2008 nor during the first three month period of fiscal 2007.

Cash from Financing Activities

We generated cash of $83,556 from financing activities during the first three month period of fiscal 2008 compared to cash of $79,092 generated from financing activities during the first three month period of fiscal 2007. Cash generated from financing activities during these periods was primarily attributable to advanced from related parties and shares issued for cash.

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

Item 3.                Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Nigel Nicholas and our Chief Financial Officer, Mr. Peter Åhman. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended December 31, 2007.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We completed the issuances of equity securities in transactions that have not been registered under the Securities Act of 1933 (the “Act”) that are disclosed in our Current Report on Form 8-K originally filed with the Securities and Exchange Commission on November 15, 2007 and amended on November 23, 2007. In addition, we completed the following sales of equity securities in transactions that have not been registered under the Act during the three months ended December 31, 2007 and that have not been reported on our previously filed periodic reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”):

  On December 12, 2007, we issued a total of 1,367,412 shares of our common stock at a deemed price of $0.032 per share to an investor, Froggie S.L., pursuant to Rule 903 of Regulation S of the Act. These shares were issued pursuant to the partnership agreement with Froggie disclosed above under Item 2 of Part I under the heading “Bridge Financing”. No commissions were paid in connection with the completion of this offering. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. In an investment agreement executed by the investor on November 9, 2007, the investor represented to us that the investor was not U.S. persons, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The investment agreement also included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The investor agreed by execution of the investment agreement: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities issued will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three month period ended December 31, 2007.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

3.4(1)	Certificate of Amendment to the Company’s Articles of Incorporation filed with the Nevada Secretary of State on July 30, 2007

10.1(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management

10.2(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.

10.3(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.

10.4(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks

10.5(3)	Equity Share Purchase Agreement between Capella Capital OU, Pollux OU and Tracebit Holding OY and the Company and OY Tracebit AB dated January 31, 2007

10.6(4)	Employment Agreement between the Company and Simon Ådahl dated January 31, 2007

10.7(4)	Employment Agreement between the Company and Miro Wikgren dated January 31, 2007

10.8(4)	Consultant Agreement between the Company and Peter Åhman dated February 1, 2007

10.9(4)	Consultant Agreement between the Company and Gary Flint dated February 6, 2007

10.10(4)	2007 Incentive Stock Option Plan

10.11(5)	Consultant Agreement between the Company and Nigel Nicholas dated March 9, 2007

10.12(6)	Consultant Agreement between the Company and Ian Downie dated March 14, 2007

10.13(7)	Letter of Intent entered into between the Company, TxtNation and the Principal Shareholders on April 24, 2007

10.14(8)	Consultant Agreement between the Company and Adrian Clarke dated June 28, 2007.

10.15(8)	Warrant Certificate issued by the Company in favour of Adrian Clarke dated June 28, 2007.

Exhibit
Number	Description of Exhibit

10.16(9)	Amendment to Consulting Agreement between the Company and Peter Åhman dated September 3, 2007

10.17(9)	Amendment to Consulting Agreement between the Company and Gary Flint dated September 3, 2007

10.18(9)	Amendment to Consulting Agreement between the Company and Nigel Nicholas dated September 3, 2007

10.19(9)	Common Stock Purchase Warrant Certificate dated September 3, 2007

10.20(10)	Consultant Agreement between the Company and Gary Flint dated November 1, 2007

10.21(10)	Partnership Agreement between the Company, Froggie S.L. and Move2Mobile Limited dated October 31, 2007

10.22(11)	Regulation S Debt Conversion Agreement between the Company and Nigel Nicholas dated November 9, 2007

10.23(11)	Regulation S Debt Conversion Agreement between the Company and Gary Flint dated November 5, 2007

16.1(12)	Letter from Staley, Okada

31.1(13)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(13)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(13)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(13)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on December 16, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to registration statement on Form SB-2 filed with the Commission on January 26, 2006.
(3)	Filed as an exhibit to our Form 8-K filed with the Commission on February 5, 2007.
(4)	Filed as an exhibit to our Form 8-K filed with the Commission on February 12, 2007.
(5)	Filed as an exhibit to our Form 8-K filed with the Commission on March 15, 2007.
(6)	Filed as an exhibit to our Form 8-K filed with the Commission on March 20, 2007.
(7)	Filed as an exhibit to our Form 8-K filed with the Commission on April 30, 2007.
(8)	Filed as an exhibit to our Form 8-K filed with the Commission on July 5, 2007.
(9)	Filed as an exhibit to our Form 8-K filed with the Commission on September 7, 2007.
(10)	Filed as an exhibit to our Form 8-K filed with the Commission on November 6, 2007.
(11)	Filed as an exhibit to our Form 8-K/A filed with the Commission on November 23, 2007.
(12)	Filed as an exhibit to our Form 8-K/A filed with the Commission on January 22, 2007.
(13)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIVENTURES INC.

By:     /s/ Nigel Nicholas
          ________________________________
          Nigel Nicholas
          Chief Executive Officer

          Date: February 19, 2008