Form 10-Q
period 2008-03-31
MobiVentures Inc.
filed 2008-05-15
CIK 1343460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008

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

+44 (0)7740 611413
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-
accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 175,846,332 shares of common stock as of May 13, 2008.

MOBIVENTURES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2008

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our products, our ability to successfully market our products, our ability to continue development and upgrades to the our software and technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the markets in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

The following unaudited condensed consolidated interim financial statements of MobiVentures Inc. (the “Company”) are included in this Quarterly Report on Form 10-Q:

Page

Consolidated Balance Sheets as at March 31, 2008 (unaudited) and September 30, 2007 (audited)	F-1

Consolidated Statements of Operations for the three and six month periods ended March 31, 2008 and 2007 and for the period from incorporation (August 21, 2003) to March 31, 2008 (unaudited)	F-2

Consolidated Statements of Cash Flows for the three and six month periods ended March 31, 2008 and 2007 and for the period from incorporation (August 21, 2003) to March 31, 2008 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4

MOBIVENTURES INC.

(Formerly Mobilemail (US) Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	September 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current
Cash	$25,954	$27,123
Restricted cash (Note 5)	2,000,000	-
Accounts receivable	84,694	57,294
Taxes receivable	23,145	10,071
Prepaid expense	22,266	60,175
	2,156,059	154,663

Investments (Note 2)	4,555,000	-
Goodwill (Note 2)	1,127,754	-
Property and equipment	2,941	-
	$7,841,754	$154,663

LIABILITIES
Current
Accounts payable	$724,003	$364,910
Accrued liabilities	412,970	131,791
Obligation to issue shares – current portion (Note 2)	2,521,000	199,609
Due to related parties (Note 3)	601,538	544,152
Loan payable – current portion	8,192	-
Promissory notes – current portion (Note 4)	1,000,000	-
	5,267,703	1,240,462

Loan payable	25,507	-
Obligation to issue shares (Note 2)	200,000	-
Deferred income tax (Note 2)	1,152,488
Promissory notes (Note 4)	500,000	-
Convertible debenture (Note 5)	2,000,000	-
	9,145,698	1,240,462

STOCKHOLDERS’DEFICIENCY
Capital Stock
Common stock (Note 6)
Authorized: 300,000,000 shares with $0.001 par value
Issued : 48,025,021 (September 30, 2007 - 37,621,402)	48,026	37,622
Additional paid-in capital	3,954,612	3,307,495
Share subscription received (Note 10 f)	155,042	-
Preferred stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated comprehensive loss	(45,583)	(31,670)
Deficit - Accumulated during the development stage	(5,416,041)	(4,399,246)
	(1,303,944)	(1,085,799)
	$7,841,754	$154,663

Contingency (Note 1)
Commitments (Notes 2, 4, 5 and 9)
Subsequent Events (Note 10)

- See Accompanying Notes -

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	August 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008

Sales	$30,160	$27,810	$86,442	$31,291	$189,434

Cost of Sales	(7,462)	(3,062)	(18,465)	(3,062)	(43,466)

Gross Profit	22,698	24,748	67,977	28,229	145,968

General and Administrative Expenses
Accounting and auditing	31,090	32,009	81,397	61,688	450,377
Bad debt	-	-	-	-	6,712
Bank charges	1,540	307	2,288	808	4,371
Depreciation	-	193	-	368	2,124
Filing fees	1,700	1,539	2,963	2,207	20,838
Financing fees	368,630	-	368,630	-	368,630
Intellectual property	-	-	-	-	2,500,000
Investor relations	11,845	22,880	17,215	27,574	77,582
Legal	28,233	29,930	41,481	35,329	163,727
Management and consulting (Note 3)	261,256	142,460	476,665	239,902	1,391,299
Office and information technology	3,005	4,111	4,894	4,836	32,077
Rent (Note 3)	-	2,931	-	5,805	34,621
Research and development
costs (Note 3)	269	32,594	10,583	32,594	92,559
Salaries and wages	-	52	-	5,165	126,804
Sales and marketing (Note 3)	19,487	22,151	25,725	22,151	90,311
Shareholder information	-	1,490	-	1,490	5,581
Transfer agent fees	1,035	1,260	1,060	1,420	3,723
Travel and promotion	231	2,075	3,467	2,075	36,665
Total General and Administrative
Expenses	728,321	295,982	1,036,368	443,412	5,408,001

Loss from Operations	(705,623)	(271,234)	(968,391)	(415,183)	(5,262,033)

Other Income (Expense)
Foreign exchange loss	(8,786)	(1,576)	(13,631)	(2,656)	(36,962)
Gain on settlement of debt	-	-	-	5,109	6,250
Interest expense	(35,615)	(581)	(34,773)	(1,177)	(33,472)
Write-down of goodwill	-	(77,953)	-	(77,953)	(77,953)

Net Loss	$(750,024)	$(351,344)	$(1,016,795)	$(491,860)	$(5,416,041)

Weighted Average Shares
Outstanding –basic and diluted	48,025,021	34,113,606	45,362,458	31,438,658

Loss per Share –Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Comprehensive Loss
Net loss	$(750,024)	$(351,344)	$(1,016,795)	$(491,860)	$(5,416,041)
Foreign currency translation
adjustment	(10,892)	(3,145)	(13,913)	(6,898)	(45,583)
Total Comprehensive Loss for the
Period	$(760,916)	$(354,489)	$(1,030,708)	$(498,758)	$(5,461,624)

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds
(Unaudited)

			Cumulative
			from
			Incorporation
	For the Six	For the Six	August 21,
	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,
	2008	2007	2008
Operating
Net Loss	$(1,016,795)	$(491,860)	$(5,416,041)
Items not involving cash:
Depreciation	-	368	2,124
Fair value of options for consulting services	-	-	79,158
Fair value of warrants for consulting services	85,506	-	191,868
Fair value of warrants to related party for settlement
of debt	119,610	-	119,610
Forgiveness of interest	-	-	(6,250)
Interest on loan payable	-	-	6,250
Interest on promissory notes	-	-	1,508
Shares for consulting services	-	-	87,629
Shares for intellectual property	-	-	2,500,000
Write-down of goodwill	-	77,953	77,953
Accrued interest	33,472	(3,922)	33,472
Changes in non-cash working capital items:
Accounts receivable	(3,100)	(33,492)	(31,100)
Taxes receivable	(32,598)	(320)	(42,669)
Prepaid expense	37,909	79,805	207,440
Accounts payable	243,170	108,024	573,803
Accrued liabilities	106,548	(78,123)	106,348
Due to related parties	266,687	196,998	764,035
	(159,591)	(144,569)	(744,862)
Investing
Acquisition of property and equipment	-	-	(2,124)
Cash acquired on purchase of Maxtor Holdings Inc.	-	-	118,365
Cash acquired on purchase of OY Tracebit AB	-	5,225	5,225
Restricted cash	(2,000,000)	-	(2,000,000)
Bank indebtedness assumed on purchase of	(26,202)	-	(26,202)
Move2Mobile
	(2,026,202)	5,225	(1,904,736)
Financing
Advances from an unrelated party	-	25,589	-
Due to Maxtor Holdings Inc.	-	-	19,105
Convertible promissory notes	-	-	100,000
Loan from related party	-	-	111,867
Loan payable	-	-	25,000
Proceeds from convertible debenture	2,000,000		2,000,000
Subscriptions received	154,542	500	283,237
Share issuances for cash	43,995	124,538	181,926
	2,198,537	150,627	2,721,135
Effect of exchange rate changes on cash	(13,913)	(6,927)	(45,583)

Net Increase (Decrease) in Cash	(1,169)	4,356	25,954
Cash –Beginning	27,123	23	-
Cash –Ending	$25,954	$4,379	$25,954

Supplemental cash flow information (Note 8)

- See Accompanying Notes -

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.	Basis of presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2008, the Company has working capital deficiency of $3,111,644, an accumulated deficit of $5,416,041 and has incurred an accumulated operating cash flow deficit of $744,862 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s report on Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

2.	Acquisition

On March 14, 2008, the Company entered into an equity share purchase agreement with the shareholders of Move2Mobile Limited (“M2M”) to purchase 100% of the share capital of M2M comprising of 16,809 Ordinary Shares, with a par value of £0.01 per share, in consideration for a purchase price of $4,200,000. Payment of the $4,200,000 is to be satisfied by the issuance of $1,500,000 in promissory notes and $2,700,000 shares of common stock of the Company to the shareholders of M2M on a prorata basis (Note 10d). Additional payment and working capital may be payable by the Company to M2M depending upon the performance of M2M for the years ended 31st October 2008 and 2009. The details are as follows:

Issuance of the Company’s Shares	Value	Shares
March 31, 2008	$2,000,000	20,000,000
March 31, 2009	500,000	To be determined
March 31, 2010	200,000	To be determined

Issuance of Promissory Notes	Value
October 31, 2008	$500,000
March 31, 2009	500,000
March 31, 2010	500,000

Profit		Equity
2008 >$100,000		1 share per $1
2009 >$300,000		1 share per $1

The purchase price was allocated to M2M’s assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The remaining unallocated acquisition cost resulted in excess of assets over liabilities and was allocated to the investments. The allocation took into consideration intangible assets and pre-acquisition contingencies acquired at closing. Estimated direct transaction costs of $121,208 were accrued by the Company in relation to investment banking fees, legal, consulting, accounting, regulatory fees and taxes and other miscellaneous direct costs associated with the acquisition. In addition, a stamp duty of $21,000 was accrued based on the purchase price. Investments of $ 4,555,000 are valued using an average of a discounted cash flow method and an equity valuation method which is assumed to represent the fair value of the investments. The amount attributed to investments is based on an independent third party valuation.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

2.	Acquisition - Continued

Total consideration was allocated to the following assets and liabilities of M2M:

Assets acquired
Accounts receivable	$24,300
Equipment	2,941
Investments	4,555,000
Goodwill	1,127,754
Total assets acquired	$5,709,995

Liabilities assumed
Bank indebtedness	$26,202
Account payable and accrued liabilities	135,874
VAT payable	19,524
Loan payable	33,699
Deferred income tax	1,152,488
Total liabilities assumed	$1,367,787
Assets acquired over liabilities assumed	$4,342,208

Consideration consists of the following:
Promissory notes (Note 4)	$1,500,000
Costs related to the acquisition	121,208
Share issuance in connection with the acquisition	2,721,000
Total	$4,342,208

M2M is a UK-based consulting business that specializes in assisting businesses and entrepreneurs to develop wireless applications for their existing or proposed business applications. M2M provides management services, including product management, financial, commercial and other support to selected start-up and early stage ventures in the wireless and mobile space industry.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

3.	Related Party Balances and Transactions

a)

Amounts due to related parties at March 31, 2008 of $601,538 (September 30, 2007 - $544,152) are unsecured, non-interest bearing and due on demand and are payable to directors, officers or companies with directors or officers in common with the Company.

b)

On August 10, 2007, the Company allotted 68,516 common shares to two directors of the Company for consulting services with a fair value of $15,914. In addition the Company agreed to grant 71,369 stock options with a fair value of $14,492. Each stock option entitles the holder to purchase a common share of the Company at an average price of $0.46 per common share expiring August 10, 2012. The shares were issued and the options were granted on December 4, 2007. The fair value of the shares and stock options were recorded during the year ending September 30, 2007. (Note 6c).

c)

On November 5, 2007, the Company issued 1,915,000 warrants to a director of the Company, pursuant to a debt conversion agreement in repayment and settlement of a total of $40,215 of the Company’s indebtedness to the director (Note 7). The fair value associated with the debt settlement is estimated to be $71,983. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.021 per common share until November 5, 2012.

d)

On November 9, 2007, the Company issued 8,051,714 common shares at $0.021 per share to directors of the Company, pursuant to debt conversion agreements in repayment and settlement of a total of $169,086 of the Company’s indebtedness to the directors (Note 6a).

e)

On December 4, 2007, the Company issued common stock to a director, consisting of 50,412 units at $0.20 per unit in relation with a private placement of $10,082 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Note 6f).

f)

On December 4, 2007, the Company issued common stock to a company with a director in common, consisting of 25,000 units at $0.20 per unit in relation with a private placement of $5,000 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Note 6g).

	g)	During the six months ended March 31, 2008, the Company paid or accrued the following fees:

		i)	$421,547 (March 31, 2007 - $58,527) for consulting fees, research and development, sales and marketing and salaries paid to directors and officers of the Company;

		ii)	$Nil (March 31, 2007 - $5,805) for rent to a company with directors in common with a corporate shareholder of the Company;

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

4.	Promissory Notes

As a result of the acquisition of M2M (Note 2), the Company issued $1,500,000 (GBP 750,000) of promissory notes payable. The notes are repayable in three tranches, as follows:

Promissory notes payable –current portion Tranche 1

There are a total of nine promissory notes totalling $500,000 (GBP 250,000) in Tranche 1. An amount of $386,489 is owing to two related parties. Each note is due and payable on or before October 31, 2008.

Tranche 2

There are a total of nine promissory notes totalling $500,000 (GBP 250,000) in Tranche 2. An amount of $386,489 is owing to two related parties. Each note is due and payable on or before March 31, 2009.

Promissory notes payable Tranche 3

There are a total of nine promissory notes totalling $500,000 (GBP 250,000) in Tranche 3. An amount of $386,489 is owing to two related parties. Each note is due and payable on or before March 31, 2010.

5.	Convertible Debenture

On March 31, 2008, the Company entered into a securities purchase agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) for a $2,000,000 secured convertible redeemable debenture. The proceeds of the issuance of the convertible redeemable debenture will be used by the Company to acquire Pure Promoter (Note 10b).

The convertible redeemable debenture is secured by a pledge by the Company of all of its assets, including its shares of its subsidiaries, and $6,000,000 worth of shares of the Company’s common stock (Note 10g). The debenture will bear interest at the rate of 10% per annum, compounded monthly and will be repayable in full on March 31, 2010; the first two interest payments ($33,472) will be deducted at closing (outstanding). The Company will repay the principal amount of the debenture in equal monthly installments of principle plus interest and a 15% redemption premium.

Additionally, the Company has agreed to pay the following to Trafalgar:

(i) a structuring fee of $17,500, of which $12,500 remains outstanding;

(ii) a due diligence fee of $10,000, of which $5,000 remains outstanding;

(iii) a fee equal to 2% of the principal amount of the debenture;

(iv) a commitment fee equal to 6% of the principal amount of the debenture; and

(v) a loan commitment fee equal to 2% of the principal amount of the debenture.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

5.	Convertible Debenture - continued

The Company must reserve for issuance a total of 68,571,429 shares of the Company’s common stock for issue as the Conversion Shares up on conversion of the debenture by Trafalgar in accordance with the terms of the agreement.

The Company must also pay 7% of the debenture amount in cash and issue warrants to purchase up to 1,250,000 shares of the Company at an exercise price of $0.04 per share related to finders’fees.

6.	Capital Stock

The Company’s authorized shares consist of 300,000,000 common shares with a par value of $0.001 and 5,000,000 preferred shares with a par value of $0.001.

a)

On November 9, 2007, the Company issued 8,051,714 common shares at $0.021 per share to four directors of the Company, pursuant to debt conversion agreements in repayment and settlement of a total of $169,086 of the Company’s indebtedness to the directors (Note 3d).

b)

On December 4, 2007, the Company issued 150,000 common shares for consulting services with a fair value of $30,000, to an unrelated party pursuant to a consulting agreement dated August 9, 2007(Note 9h).

	c)	On December 4, 2007, the Company issued 68,516 common shares for consulting services with a fair value of $15,914 (Note 3b).

	d)	On December 4, 2007, the Company issued 125,000 common shares for the full settlement of a $25,000 loan advanced to the Company.

e)

On December 4, 2007, the Company issued 565,565 units for a private placement at $0.20 per unit for proceeds of $113,113 (received in fiscal 2007). Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008.

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

	h)	On December 13, 2007, the Company issued 1,367,412 common shares for gross proceeds of $43,995 (Note 9g).

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

7.	Stock Options and Warrants

Stock Options

During the 2007 fiscal year, the Company agreed to grant 29,423 stock options to a director of the Company with a fair value of $5,568. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.54 per common share expiring between April 9 to July 9, 2012. These options were granted on December 4, 2007. The fair value of the stock options was recognized during the year ending September 30, 2007.

During the 2007 fiscal year, the Company agreed to grant 41,946 stock options to a director of the Company with a fair value of $8,924. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.38 per common share expiring between April 14 to July 14, 2012. These options were granted on December 4, 2007. The fair value of the stock options was recognized during the year ending September 30, 2007.

There were 71,369 stock options outstanding as at March 31, 2008 (March 31, 2007- Nil).

Warrants

On November 5, 2007, the Company issued 1,915,000 warrants to a director of the Company, pursuant to a debt conversion agreement in repayment and settlement of a total of $40,215 of the Company’s indebtedness to the director. The fair value associated with the debt settlement is estimated to be $71,983. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.021 per common share until November 5, 2012 (note 3c).

On December 4, 2007, the Company issued 565,565, units for a private placement at $0.20 per unit. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Note 6e). The fair value of the warrants is estimated to be $4,932; this estimate has not been recorded as a separate component of shareholders’equity.

On December 4, 2007, the Company issued common stock to a director, consisting of 50,412 units at $0.20 per unit in relation with a private placement of $10,082 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Notes 3e & 6f). The fair value of the warrants is estimated to be $440; this estimate has not been recorded as a separate component of shareholders’equity.

On December 4, 2007, the Company issued common stock to a company with a director in common, consisting of 25,000 units at $0.20 per unit in relation with a private placement of $5,000 made by the director. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring December 4, 2008 (Notes 3f & 6g). The fair value of the warrants is estimated to be $218; this estimate has not been recorded as a separate component of shareholders’equity.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

7.	Stock Options and Warrants - Continued

Warrants –Continued

On February 21, 2008, the Company issued a total of 1,428,571 warrants to one investor pursuant to a debt conversion agreement entered into between the Company and the investor in repayment and settlement of a total of $30,000 indebted to the investor. The warrants are exercisable at a conversion price of $0.021 per share for a period of five years.

On March 14, 2008, the Company amended the terms of warrants that were originally issued on August 21, 2007. The exercise price was reduced from $0.40 per share to $0.04 per share and the expiry date was extended from August 21, 2008 to December 17, 2008. The fair value of the warrants was increased by $129 as a result of the amendment.

On March 14, 2008, the Company issued a total of 344,151 share purchase warrants to two unrelated parties. These finders’warrants were issued pursuant to the private placement that closed on April 10, 2008 (Note 10f). Each warrant entitles the investor to purchase one share of common stock of the Company at an exercise price of $0.04 per share for 1 year.

On March 31, 2008, the Company issued a total of 300,000 share purchase warrants with a fair value of $23,781 to a non-executive director of the Company, pursuant to a consulting agreement dated March 31, 2008. Each warrant entitles the investor to purchase one share of common stock of the Company at an exercise price of $0.10 per share for five years. Of the 300,000 warrants, 200,000 warrants will be fully vested and the remaining 100,000 warrants will vest upon satisfaction of certain performance criteria by the investor pursuant to the consultant agreement (Note 9o).

On March 31, 2008, the Company issued a total of 300,000 share purchase warrants with a fair value of $23,846 to a former director of the Company. Each warrant entitles the investor to purchase one share of common stock of the Company at an exercise price of $0.05 per share for five years (Note 9 n).

On March 31, 2008, the Company amended the terms of warrants that were originally issued on June 28, 2007. The exercise price was reduced from $0.10 per share to $0.05 per share. There was no adjustment made to the fair value of the warrants as a result of the amendment.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

8.	Supplemental Cash Flow Information

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
			From
			Incorporation
	For the Six	For the Six	August 21,
	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,
	2008	2007	2008

Shares for consulting services	$45,914	$-	$133,543
Fair value of warrants issued for settlement of
debt	$119,610	$-	$119,610
Fair value of warrants issued for settlement of
debt to related party	$40,215	$-	$40,215
Fair value of warrants issued for settlement of
debt to non-related party	$85,506	$-	$85,506
Shares issued for settlement of debt to related
party	$169,086	$-	$169,086
Shares issued for settlement of debt to non-
related party	$25,000	$-	25,000
Shares issued for subscriptions received in
advance	$128,195	$-	$128,195

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$482

9.	Commitments

a)

By agreement dated January 31, 2007, the Company entered into an Employment Agreement with an officer of one of the Company’s subsidiaries. The monthly payment for technical services is $5,892 (EUR 4,000). The Company will also reimburse the officer for expenses incurred in connection with the employment agreement. For the six months ending March 31, 2008, $80,498 (EUR 54,649) was paid or accrued as salaries owed to this officer. Either party may terminate this agreement with one month’s advance written notice.

b)

By agreement dated February 1, 2007, the Company entered into a one-year Consulting Agreement with an officer of the Company. In consideration for the consulting services, the Company will pay a fee of $147 (EUR 100) per hour and may grant incentive stock options to purchase shares of the Company. In addition, the Company will reimburse expenses incurred in connection with the provision of the consulting services to the Company.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

9.	Commitments - Continued

	b)	– Continued

On September 3, 2007, an amendment was completed to change the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $9,022 (EUR 6,125) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately; and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre- approved travel and telephone expenses. For the six months ending March 31, 2008, $57,079 (EUR 38,750) was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

c)

By agreement dated February 6, 2007, the Company entered into a one-year Consulting Agreement with an officer of the Company. In consideration for the consulting services, the Company will pay a fee of $74 (EUR 50) per hour and may grant incentive stock options to purchase shares of the Company. In addition, the Company will reimburse expenses incurred in connection with the provision of the consulting services to the Company.

On September 3, 2007, an amendment was completed to change the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $8,384 (GBP 4,167) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately; and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre- approved travel and telephone expenses.

On November 1, 2007, an amendment was completed to change to the terms and conditions of a consulting agreement entered into on September 3, 2007. In consideration the Company has agreed to pay a fee for consulting service of $2,000 per month. For the six months ending March 31, 2008, $18,384 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

9.	Commitments - Continued

d)

By agreement dated March 9, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $2,012 (GBP 1,000) per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) issue the equivalent value of GBP 1,000 per month in shares of the Company’s common stock payable each four months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period (31,564 shares were issued on December 4, 2007 (Note 3b)), (iv) grant options to purchase up to GBP 2,000 of shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant (29,423 stock options granted during the year ended September 30, 2007), and (v) pay a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of the director as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses.

On September 3, 2007, an amendment was completed to change to the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $8,384 (GBP 4,167) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately; and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre- approved travel and telephone expenses. For the six months ending March 31, 2008, $52,846 (GBP 26,267) was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

e)

By agreement dated March 14, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $2,012 (GBP 1,000) per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) issue the equivalent value of GBP 1,000 per month in shares of the Company’s common stock payable each four months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period (36,952 shares were issued on December 4, 2007 (Note 3b)), (iv) grant options to purchase up to GBP 2,000 of shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant (41,946 stock options granted during the year ended September 30, 2007), and (v) pay a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of the director as at March 31, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

9.	Commitments - continued

	e)	–continued

In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. For the six months ending March 31, 2008, $2,684 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice. On March 31, 2008, the director had resigned.

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

On November 1, 2007, an amendment was completed to change to the terms and conditions of a consulting agreement entered into on June 28, 2007. In consideration the Company has agreed to i) pay a fee for consulting service of $2,000 per month ii) grant 300,000 share purchase warrants at an exercise price of $0.05 per share all warrants which 210,000 will vest September 3, 2008 and 90,000 will not vest until such time the performance criteria has been met iii) The consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. For the six months ending March 31, 2008, $12,000 was accrued in relation to this agreement.

The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice. The consulting agreement supersedes the previous consultant agreement.

g)

On July 17, 2007, the Company entered into a letter of intent with Froggie S.L. (“Froggie”), Norris Marketing S.L. (“Norris”), and Tom Horsey. Froggie is a provider of mobile telephone marketing systems with operations in Argentina and Spain. Norris is a company incorporated in the BVI which provides SMS and bulk SMS solutions into Spain. Tom Horsey is the principal shareholder of Froggie and Norris.

On October 31, 2007, the Company entered into a partnership agreement with Froggie. The partnership agreement contemplates the creation of a business to be operated in partnership between the Company and Froggie to which the net income derived from the business will be split equally between the Company and Froggie. In addition, Froggie will be issued shares in the Company in exchange for a maximum of EUR 120,000. On December 13, 2007, the Company issued 1,367,412 common shares to Froggie for the first tranche of financing of $43,995 (EUR 30,000) (Note 6h). As of May 15, 2008, the agreement has not closed, however, the Company and Froggie are continuing to negotiate the proposed acquisition.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

9.	Commitments - continued

h)

On August 9, 2007, an amendment was completed to extend the term of the Consulting Agreement entered into August 14, 2006 with an unrelated party. The payment for consulting services on execution of this amended contract was $5,000. Payment terms for a remaining balance of $61,000 which includes an additional $10,000 in consulting services and the $51,000 previously invoiced in monthly payments of $3,000 for twelve consecutive months beginning September 1, 2007 and the remaining $25,000 is payable on or before August 15, 2008.

In addition, the Company will issue 150,000 shares in the common stock of the Company within 20 business days from September 1, 2007. On December 4, 2007, the Company issued 150,000 common shares (Note 6b).

The agreement will continue on a month-to-month basis, unless either party provides at least 10 business days written notice of non-renewal. The balance of $55,000 was paid subsequent to the period ended in a debt settlement agreement and $3,050 remains unpaid of that balance (Note 10c).

i)

By agreement on December 1, 2007, the Company entered into a one-year agreement for investor relation services with an unrelated party. The monthly payment for investor relations services are $3,500 for 10 consecutive months beginning February 1, 2008 and $7,000 on execution of the agreement.

j)

By agreement on January 2, 2008, the Company entered into a six-month a finder’s fee agreement with an unrelated party. In consideration the Company has agreed to pay a monthly fee of $2,000 for 6 consecutive months beginning January 2, 2008 and the Company will issue at the end of the term 5,000 warrants per month priced at the 10 day average closing price at the end of each month. In addition the Company will pay a premium fee based on the following table. For the six month period ending March 31, 2008, $6,000 was paid or accrued in relation to this agreement.

Equity Raised		Cash	Equity
<$500,000	$	Nil $	Nil
≥$500,000		17,500	17,500
For every $100K above $500,000		2,250	2,250

Acquisitions/Mergers		Cash	Equity
<$2,000,000		$35,000 $	15,000
For every $100K above $2,000,000		2,250	2,250

Product Distribution/Placement
Cash - 5% for each product distribution agreement(s) established and products placed within a channel, from 18 months from the launch of the product on each channel.

Equity to be paid in 5 year warrants. Warrant pricing will be at a 15% discount to the 10 day average market price at closing of the Company’s common stock on the date of completion of such acquisition or sale.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

9.	Commitments - continued

k)

By agreement on February 6, 2008, the Company entered into a three-month consulting agreement with an unrelated party. Under the terms of the agreement, the consultant will be paid $4,024 (GBP 2,000) per month and will receive the equivalent of $3,219 (GBP 1,600) per month of share in the Company’s common stock on each of the three month’s anniversary dates. For the six months ending March 31, 2008, $8,048 (GBP 4,000) was paid or accrued in relation to this agreement.

l)

By agreement on February 15, 2008, the Company entered into a one year finder’s fee agreement with an unrelated party. As consideration, the Company shall pay a commission of 3% of gross proceeds and issue 1,250,000 share purchase warrants exercisable at $0.04 per share for a period of 2 years.

Financing and M/A	Cash	Equity
transactions
	3% of the consideration	1,250,000 warrants at
	received	$0.04 for 2 years

m)	By agreement on February 22, 2008, the Company entered into a one year finder’s fee agreement with an unrelated party. In consideration the Company has agreed to pay according to the following table.

Financing and M/A	Cash	Equity
transactions
	4% of the consideration received	1.99% of the fully diluted outstanding shares of the Company with anti dilution rights for 1 year

n)

By agreement dated March 31, 2008, the Company entered into a one-year Consulting Agreement with a former director of the Company. The consultant resigned as a member of the board of directors on March 31, 2008. In consideration the Company has agreed to i) pay a one time fee consisting of shares of the Company’s common stock to the value of $87,384 (GBP 40,000), (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2.5% to be paid 50% in cash and 50% in equity, of the acquisition value of any company acquired or any strategic investment made by the Company through the efforts of the consultant, (iii) grant 300,000 share purchase warrants to purchase shares of the Company’s common stock at an exercise price of US$0.05 per share, all of the warrants will vest immediately (Note 7).

In addition, the Company has agreed to reimburse the consultant for reasonable pre-approved travel and telephone expenses. For the six months ending March 31, 2008, $87,384 (GBP 40,000) was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice. Subsequent to March 31, 2008, $87,384 (GBP 40,000) was settled by issuing shares (Note 10e).

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

9.	Commitments - continued

o)

By agreement dated March 31, 2008, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for consulting services of $3,000 per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2.5% to be paid 50% in cash and 50% in equity, of the acquisition value of any company acquired or any strategic investment made by the Company through the efforts of the consultant, (iii) grant 300,000 share purchase warrants to purchase shares of the Company’s common stock at an exercise price of US$0.10 per share, 200,000 warrants which will vest immediately and 100,000 warrants vested upon satisfaction of certain performance criteria. (iv) the consultant shall receive a cash bonus of 100% of his annual fee secured upon achievement of the Company’s annual objectives.

In addition, the Company has agreed to reimburse the consultant for reasonable pre-approved travel and telephone expenses. For the six months ending March 31, 2008, $Nil was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

10.	Subsequent Events

a)

On April 1, 2008, the Company entered into a three-month consulting agreement with an unrelated party. Under the terms of the agreement, the consultant will be paid $6,036 (GBP 3,000) per month and will receive the equivalent of $3,129 (GBP 1,600) per month of share in the Company’s common stock on each of the three month’s anniversary dates.

This agreement was subsequently terminated by mutual agreement.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

10.	Subsequent Events - Continued

b)

On April 4, 2008, the Company entered into a share purchase agreement with the shareholders of Pure Promoter Ltd., (“Pure Promoter”) in connection with our agreement to acquire all of the issued share capital of Pure Promoter. Pure Promoter is a UK company that provides e-mail and SMS marketing solutions in 40 countries.

The aggregate consideration to be paid by the Company for the share capital of Pure Promoter will be comprised of:

		(i)	cash consideration payable upon closing in the amount of $2,564,094 (GBP 1,290,000);

		(ii)	share consideration payable upon closing in the amount of $3,329,347 (GBP 1,675,000) payable by the issuance of shares of the Company’s common stock on the basis of a share price of $0.10 per share;

		(iii)	additional cash consideration in the amount of $1,105,940(GBP 556,400) payable on the six month anniversary of the closing; and

		(iv)	earn out consideration payable which will be based on the profit realized by Pure Promoter in the 2009 and 2010 fiscal years.

The maximum consideration payable under the share purchase agreement will, in no circumstances, exceed $7,719,955 (GBP 3,883,922).

This acquisition was completed on April 28, 2008.

Concurrent with the completion of the agreement, on April 15, 2008 the Company issued 33,500,000 shares of common stock as partial consideration for the acquisition of Pure Promoter at $0.10 per share.

As a finders fee, on April 17, 2008, the Company issued 400,000 shares of common stock valued at $40,000 (GBP 20,000) to a third party broker and will issue shares of common stock worth $234,881 (GBP 118,250) and pay $59,589 (GBP 30,000). These shares were held in escrow until April 28, 2008.

c)

On April 10, 2008, the Company issued a total of 600,000 shares of common stock to a consultant pursuant to a debt conversion agreement entered into between the Company and the consultant in repayment and settlement of a total of $55,000 indebted to the consultant (Note 9h).

d)

On April 10, 2008, the Company issued an aggregate of 20,000,000 shares of common stock to nine shareholders of M2M pursuant to the terms of an equity share purchase agreement dated March 14, 2008 (Note 2).

e)

On April 10, 2008, the Company issued a total of 873,840 shares of common stock to a former director of the Company pursuant to a debt conversion agreement entered into between the Company and the former director in repayment and settlement of an aggregate of $87,384 of our indebted to the former director.

MobiVentures Inc.
(Formerly Mobilemail (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

10.	Subsequent Events - Continued

f)

On April 10, 2008, the Company issued 3,876,042 units for a private placement at $0.04 per unit for proceeds of $155,042 (received). Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrants entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring in one year.

	g)	On April 15, 2008, the Company issued 68,571,429 common shares to Trafalgar pursuant to a convertible debenture (Note 5). These are held in escrow as security.

	h)	On April 25, 2008, a promissory note was issued to a director of the Company in the amount of $966,164 (EUR 612,000) at a 10% per annum rate payable on or before May 30, 2008.

i)

On April 28, 2008, Pure Promoter entered into a two-year consulting agreement with Stuart Hobbs, a director and principal shareholder of Pure Promoter, under which Mr. Hobbs was retained to provide consulting services to Pure Promoter and the Company. Under the agreement, the Company will pay Mr. Hobbs $8,384 (GBP 4,167) per month and grant warrants to acquire up to 600,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share for a term of five years.

Item 2.        Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ended March 31, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six month period ended March 31, 2008 through which we carry out our business.

Overview

MobiVentures Inc. (“we”, “us”, “our” or the “Company”) is engaged in the business of providing multi-media mobile content, applications and services. We are presently the owner of four wholly-owned subsidiaries through which we carry out our business:

  Mobiventures Limited (formerly “Mobilemail Limited”), a United Kingdom company (“Mobilemail UK”), acquired on August 31, 2005,

  Oy Tracebit AB, a Finnish company (“Tracebit”), acquired on February 6, 2007,

  Move2Mobile Limited, a United Kingdom company (“M2M”), acquired on March 31, 2008, and

  Purepromoter Ltd., a United Kingdom company (“Purepromoter”), acquired on April 28, 2008.

We were originally engaged in the business of commercializing our MobileMail software. In 2007, we identified an opportunity to grow through the strategic consolidation of fast growing companies operating within the mobile content and service industry. In line with this strategy, we acquired Tracebit, a Finnish mobile games and content company, and held discussions with a number of other companies as acquisition targets in the U.S., Europe and South East Asia.

Subsequent to the acquisition of Tracebit, we have acquired M2M and Purepromoter. These acquisitions have been completed as part of our business strategy to develop our existing business through acquisitions and internal growth in order to become an established provider of leading edge multi-media mobile content, applications and services with clients across the United Kingdom, Europe, Asia and North America.

We believe we have assembled a strong management team both through the acquisition of Tracebit, M2M and Purepromoter and by engaging with seasoned executives from the mobile industry who have a proven track record in creating sustainable and profitable ventures within the mobile sector, both in Europe and the U.S.

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

Our Corporate Organization

We were incorporated on April 1, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiaries, Mobilemail UK, Tracebit, M2M and Purepromoter.

MobileMail UK, M2M and Purepromoter are each incorporated and headquartered in the United Kingdom. Tracebit is incorporated and headquartered in Finland. Our principal office is located at Sunnyside, Brinkworth, Chippenham, Wiltshire, England SN15 5BY. Our telephone number is +44 (0)7740 611413 and our fax number is +44 (0) 845 2 99 1729.

Effective July 30, 2007, we increased our authorized capital from 100,000,000 shares to 300,000,000 shares with a par value of $0.001 per share. Effective August 2, 2007, we completed a change of our corporate name from “Mobilemail (US) Inc.” to “MobiVentures Inc.”.

Acquisitions

Acquisition of OY Tracebit AB

On February 6, 2007, we completed the acquisition (the “Tracebit Acquisition”) of all of the issued and outstanding shares in the capital of Tracebit pursuant to an Equity Share Purchase Agreement dated January 31, 2007 among the Company and Capella Capital OU, Pollux OU and Tracebit Holding OY (collectively, the “Vendors”) and Tracebit in consideration for the issuance of an aggregate of 8,224,650 shares of our common stock to the Vendors.

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

We appointed three new directors to our board of directors upon the completion of the Tracebit Acquisition, each of whom was a principal shareholder of Tracebit. The business of Tracebit has been our primary business subsequent to the completion of the Acquisition.

Acquisition of Move2Mobile Limited

On March 31, 2008, we completed the acquisition (the “M2M Acquisition”) 100% of the share capital of M2M comprising of 16809 Ordinary Shares, with a par value of £0.01 per share (the “M2M Shares”), in consideration for a purchase price of $4,200,000 (the “Purchase Price”) pursuant to an equity share purchase agreement dated March 14, 2008 with the shareholders of M2M (the “M2M Shareholders”). Upon completion of the M2M Acquisition, we have appointed Danny Wootton, a director of M2M, as a member of our board of directors. Further details of this transaction are as set forth in our current reports on Form 8-K filed with the SEC on March 20, 2008 and April 4, 2008.

M2M was incorporated in October 2002 and has operated as a virtual company based in the UK. M2M was established as a consulting and management company to identify, invest in, and, accelerate start-up and early stage businesses in the wireless and mobile related industries. M2M provides management, financial, commercial and other support to selected start-up and early stage ventures in the wireless and mobile space. Management believes that M2M is well positioned to capitalize on its niche position as an accelerator for early stage wireless and mobile related companies.

M2M has a strong and entrepreneurial management team with proven technological, commercial and financial skills and experience in a wide range of industries, but in particular in the telecommunications and wireless related sectors – the companies within M2M’s portfolio operate in mobile entertainment; mobile applications; telematics; and wireless platforms. To date, M2M has worked with over 150 companies/entrepreneurs since it was founded and is currently continuing to work with many of those.

M2M has generated or is generating investments in 11 privately held start up companies through the supply of services in exchange for equity in these companies. These equities range from 0.5% to 20% of the start up company.

Acquisition of Purepromoters Ltd.

On April 28, 2008, we completed the acquisition (the “Purepromoter Acquisition”) of all of the issued share capital of Purepromoter Ltd. (“Purepromoter”), comprised of 100 A Ordinary Shares at £1.00 per share and 365 B Ordinary Shares at £1.00 per share, pursuant to the terms of a share purchase agreement dated April 4, 2008 between our company and the shareholders of Purepromoter. The completion of the Purepromoter Acquisition is a condition to the completion of a $2,000,000 convertible debenture financing with Trafalgar Capital Specialized Investment Fund, Luxembourg. Upon completion of the Purepromoter Acquisition, we appointed Stuart Hobbs, a director and principal shareholder of Purepromoter, as a member of our board of directors. Further details of this transaction are as set forth in our current reports on Form 8-K filed with the SEC on April 4, 2008 and May 2, 2008.

Purepromoter provides comprehensive software solutions and associated services to companies looking to maximise the benefits of using electronic forms of direct communication for sales, marketing and information broadcasts purposes. Electronic forms of communication, which include Email, Electronic Brochures, Mobile Text Messaging (SMS) and Mobile Picture Messaging (MMS), offer cost savings over traditional paper based alternatives. The core component of Purepromoter’s e-marketing solutions is a software application which has been developed and is wholly owned by Purepromoter and forms the intellectual property of the company. To date, Purepromoter has focused on the software and support for Email and Electronic Brochures which provides approximately 95% of its revenues, compared to the emerging market of mobile text messaging which accounts for only approximately 5% of its revenues.

Purepromoter was founded in 2002 and currently operates from leased office accommodation in Brighton UK. Purepromoter employs 37 people, all of whom are situated in Brighton. Purepromoter has a client base of around 800 customers as at March 2008 which has grown from around 400 since December 2006

Trafalgar Capital Specialized Investment Fund, Luxembourg - Debenture Financing

On April 28, 2008, concurrent with the completion of the Purepromoter Acquisition, we completed $2,000,000 of secured convertible redeemable debentures (the “Debentures”) for a total purchase price of $2,000,000 (the “Purchase Price”) from Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) pursuant to a Securities Purchase Agreement between the Company and Trafalgar dated March 31,2008. Pursuant to the Securities Purchase Agreement, the Purchase Price was used by the Company to acquire Purepromoter Ltd. as outlined above. The Debentures were issued by the Company to Trafalgar in reliance upon an exemption from securities registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act. The Debentures mature on March 31, 2010 and if we default on our mandatory redemption obligation under the Debentures, Trafalgar will have the right to convert the Debentures into shares of our common stock at a conversion price equal to 85% of the market price at the time of conversion. Further details of this transaction are as set forth in our current reports on Form 8-K filed with the SEC on April 4, 2008 and May 2, 2008.

Froggie S.L. and Norris Marketing S.L.

Partnership Agreement

We entered into a partnership agreement with Froggie S.L. (“Froggie”) and Move2Mobile Limited (“M2M”) on October 31, 2007. The partnership agreement contemplates the creation of a business to be operated in partnership between us and Froggie pursuant to which the net income derived from the business will be split equally between us and Froggie on a 50/50 basis. In addition, Froggie has agreed to provide “bridge financing” to us to an agreed maximum of 120,000 Euros. To date, Froggie has supplied “bridge financing” of 30,000 Euros and Mobiventures has no expectation of any further investment from Froggie.

The acquisition of M2M by Mobiventures will not affect the partnership between Mobiventures (now including M2M) and Froggie.

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

Bridge Financing

Froggie has provided us with 120,000 Euros of bridge financing, which loan has been converted into 1,367,412 shares of our common stock based on a conversion price of $0.032174 per share. No further bridge financing is expected from Froggie under this agreement.

Plan of Operations

Our plan of operations for each of our operating subsidiaries for the next twelve months is outlined below. We will require additional financing in order to implement these plans of operations, as more fully discussed below under “Liquidity and Capital Resources – Plan of Operations”.

Plan of Operations for Mobiventures Group

Below is a table that lists the progress that we have recently made against the targets that we have previously disclosed for the period up to 31st March 2008. This demonstrates that to the date of the publication of this Form 10-Q quarterly report, we have made significant progress on all targets other than the acquisition of Froggie and Norris.

	Targets set up to Q2 08	Progress Achieved
Target 1	Attempt to negotiate and conclude definitive agreements for the acquisition of Froggie, Norris and M2M and, if such definitive agreements are concluded, to complete these acquisitions	• Acquisition of M2M was completed on 31st March 2008 • Discussions still continuing with Froggie & Norris to get clean accounts for further negotiation
Target 2	Raise the required funding to complete the above transactions and any further acquisitions	• Negotiated promissory notes to complete the M2M acquisition

• Raised financing from Trafalgar Capital Specialised Fund to complete the acquisition of Purepromoter on 28th April 2008 (see Target 4 below)

Target 3	Expand Tracebit’s current product offering to include

• mobile music services such as ring tones, ring back tones, video ring tones, streamed music, and full track music,

• infotainment (mobile sport, leisure and information data services) such as video clips, streamed video, wallpapers and graphics, and picture messaging, and

• games.
• Tracebit has expanded its portfolio by adding the following services: o Games and video from the Froggie portfolio o Extreme Sports videos
Target 4	Enter into negotiations and continue to negotiate further acquisitions;	• Completed the acquisition of Purepromoter on 28th April
Target 5	Expand our management team, particularly through the involvement of management of companies that we may acquire	• Appointed Danny Wootton to the Board of Management – he was one of the principal shareholders in M2M • Appointed Stuart Hobbs to the

Board – he was the Managing Director and one of the principal shareholders of Purepromoter
Target 6	Grow sales of Tracebit through the completion of further partnership deals with leading mobile content providers, adding gaming titles and the latest video and audio content to sell additional content through current sales channels to enhance possibilities when selling content to new customers.	• Tracebit have signed 8 new distribution channels as part of the partnership with Froggie and M2M
Additional Key Achievement		• Additional achievement is the commencement of own and third party mobile applications to offer for mobile campaigns to include the production of marketing material to reflect additional product offerings to support sales efforts.

Mobiventures plan of operations for the next twelve months is outlined below as a group and further below we identify the specific targets for the subsidiary companies. We will require additional financing in order to implement these plans of operations, as more fully discussed below under “Liquidity and Capital Resources – Plan of Operations”.

Phase I – until Q4 2007/2008

  identify and complete further acquisition targets within the mobile community;

  develop relationships and partnerships either directly or indirectly with at least two advertising/marketing agencies for delivery of mobile applications – receive briefs for mobile advertising or marketing campaigns from these partnerships initiate online and mobile marketing campaigns through affiliate marketing agencies and pay per click campaigns; online search engines to increase traffic to and the user base of the portal;

  begin the integration of acquired companies into the Mobiventures Group without negatively impacting on the successful stand alone companies that have been/will be acquired fund raise to support further growth;

  update and distribute marketing material to reflect additional product offerings to support sales efforts.

Phase II – 2008/2009

  complete the integration of already acquired companies to further increase the EBITDA of the group by synergistic and complementary offerings to existing customers within the group establish an operational centre in the United States and expand the South American offices acquired through the Froggie acquisition, if completed;

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

  sign further contracts with a number of large media agencies to source advertising inventory;

  complete a new multi-interaction mobile application, to attract new users as this application enhances the product offering of the portal.

Plan of Operations for Tracebit

Our objectives for Tracebit is focused on:

  the pursuit of complimentary technologies and additional mobile content to sell through our sales channels; and

  the creation of an aggregated content provision service managed through an interactive community based web-portal through the pursuit of a number of acquisitions of established mobile service providers to add to our portfolio of mobile applications.

Plan of Operations for M2M

Our objectives for M2M are to build value for shareholders through its integrated business model combining its revenue-earning consulting and management business with its capital-growth venture management business. As part of this business strategy, our plan of operations for M2M includes the following elements subject to our achieving the necessary financing:

  M2M will continue to develop the companies in which it has equity positions sometimes increasing its investment in that company through the provision of services in exchange for further shares.

  M2M will identify, and subject to the approval of our directors, those companies in which it will plan to exit and realise the value for its shareholdings in the years 2009 and 2010. It will put detailed plans of action into effect together with the management of the incubate company in order to deliver on each of these goals.

  M2M will seek further companies that require the services that M2M provides and will seek to take equity positions in those companies in exchange for the services provided.

  We will identify and request M2M to nurture those companies in which M2M has or will obtain investments in the next 12 months in order to potentially fully acquire those companies at a later date.

Plan of Operations for Purepromoter

Our plan of operations for Purepromoter is to build value for shareholders through continuing to expand its operational base and hence its revenue growth and earnings. In that regard, our plans for Purepromoter include the following subject to our achieving the necessary financing:

  Increase its sales staff to 20 people by March 2009, with the objective of increasing revenues and earnings.

  Begin to offer the Mobiventure’s applications to existing major account and marketing agencies customers in addition to the Purepromoter email messaging software, with the objective of increasing the revenue generated from each of these customers.

  Begin to market Purepromoter services through Mobiventure’s existing channels, with the objective of developing Purepromoter’s business outside the UK.

Plan of Operations for MobileMail

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

On March 31, 2008, we completed the acquisition of M2M. Our financial statements for the six months ended March 31, 2008 consolidate the results of operations of M2M effective March 31, 2008.

On April 28, 2008, we complete the acquisition of Purepromotor. Our financial statements for the six months ended March 31, 2008 do not include the results of operations of Purepromoter for any period.

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

Results Of Operations – Six month periods ended March 31, 2008 and 2007

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007 and September 30, 2006 respectively.

	For the				Cumulative
	Three		For the Six		From
	Months	For the Three	Months	For the Six	Incorporation
	Ended	Months	Ended	Months	August 21,
	March 31,	Ended March	March 31,	Ended March	2003 to March
	2008	31, 2007	2008	31, 2007	31, 2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$30,160	$27,810	$86,442	$31,291	$189,434

Cost of Sales	(7,462)	(3,062)	(18,465)	(3,062)	(43,466)

Gross Profit	22,698	24,748	67,977	28,229	145,968

General and Administrative Expenses
Accounting and auditing	31,090	32,009	81,397	61,688	450,377
Bad debt	-	-	-	-	6,712
Bank charges	1,540	307	2,288	808	4,371
Depreciation	-	193	-	368	2,124
Filing fees	1,700	1,539	2,963	2,207	20,838
Financing fees	368,630	-	368,630	-	368,630
Intellectual property	-	-	-	-	2,500,000
Investor relations	11,845	22,880	17,215	27,574	77,582
Legal	28,233	29,930	41,481	35,329	163,727
Management and consulting	261,256	142,460	476,665	239,902	1,391,299
Office and information technology	3,005	4,111	4,894	4,836	32,077
Rent	-	2,931	-	5,805	34,621
Research and development
costs	269	32,594	10,583	32,594	92,559
Salaries and wages	-	52	-	5,165	126,804
Sales and marketing	19,487	22,151	25,725	22,151	90,311
Shareholder information	-	1,490	-	1,490	5,581
Transfer agent fees	1,035	1,260	1,060	1,420	3,723
Travel and promotion	231	2,075	3,467	2,075	36,665

Total General and Administrative Expenses	728,321	295,982	1,036,368	443,412	5,268,000

Loss from Operations	(705,623)	(271,234)	(968,391)	(415,183)	(5,262,033)

Other Income (Expense)
Foreign exchange loss	(8,786)	(1,576)	(13,631)	(2,656)	(36,962)
Gain on settlement of debt	-	-	-	5,109	6,250
Interest expense	(35,615)	(581)	(34,773)	(1,177)	(33,472)
Write-down of goodwill	-	(77,953)	-	(77,953)	(77,953)

Net Loss	$(750,024)	$(351,344)	$(1,016,795)	$(491,860)	$(5,416,041)

Sales

We generated our sales from sales of games developed by Tracebit of $86,442 during the six month period of fiscal 2008 compared to $31,291 during the first six month period of fiscal 2007. We generated revenues from sales of games developed by Tracebit of $30,160 during the second quarter of fiscal 2008 compared to $27,810 during the second quarter of fiscal 2007. Sales for the first half of fiscal 2008 were comprised primarily of sales attributable to our Tracebit business, whereas sales in the first quarter of fiscal 2007 were attributable to sales from our MobileMail business and from our Tracebit business from the date of acquisition of February 6, 2007. These revenues were comprised of royalty fees and licenses fees earned for the sales of games through Tracebit’s distribution and re-seller agreements.

Cost of Sales

Cost of sales are comprised of license fees paid to brand owners for the sale of games with their brand attached.

Cost of sales were:

  $18,465 during the first six month period of fiscal 2008, representing 21.4% of our sales, compared to $3,062 during the first six month period of fiscal 2007, representing 9.8% of our sales, and

  $7,462 during the second quarter of fiscal 2008, representing 24.7% of our sales, compared to $3,062 during the second quarter of fiscal 2007, representing 11.1% of our sales.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses increased to $81,397 during the first six month period of fiscal 2008 form $61,688 during the first six month period of fiscal 2007. Accounting and auditing expenses decreased slightly to $31,090 during the second quarter of fiscal 2008 from $32,009 during the second quarter of fiscal 2007. These fees are attributable mainly to auditing, accounting and regulatory compliance expenses and are anticipated to increase over the balance of fiscal 2008

Intellectual Property

We did not incur any expenses on any intellectual property during the first six month period of fiscal 2008 nor during fiscal 2007.

Financing Fees

We incurred financing fees of $368,630 in the second quarter of 2008 in connection with the arrangement of the convertible debenture financing that we secured to enable us to complete the acquisition of Purepromoter.

Investor Relations

Investor relations expenses are primarily comprised of fees paid to public relations firms for writing press releases and of costs for releasing them and other public relation activities.

Investor relations expenses decreased to $17,215 during the first six month period of fiscal 2008 from $27,574 during the first six month period of fiscal 2007. Investor relations expenses decreased to $11,845 during the second quarter of fiscal 2008 from $22,880 during the second quarter of fiscal 2007.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Exchange Act including the preparations and filings of our quarterly and annual reports with the SEC.

Legal expenses increased to $41,481 during the first six month period of fiscal 2008 from $35,329 during the first six month period of fiscal 2007 as a result of legal expenses incurred in connection with our acquisition and financing transactions. Legal expenses decreased slightly to $28,233 during the second quarter of fiscal 2008 from $29,930 during the second quarter of fiscal 2007. Legal expenses are expected to increase substantially during the balance of fiscal 2008 as a result of legal expenses incurred in connection with the acquisition of Purepromoter and the convertible debenture financing and to be incurred in connection with the registration statement to be filed by us in connection with the convertible debenture financing.

Management and Consulting

Management and consulting expenses are primarily comprised of consulting fees that we pay to our directors and/or officers and to other consultants on account of consulting services and expensed stock, warrant and option issues. Management and consulting expenses increased significantly to $476,665 during the first six month period of fiscal 2008 from $239,902 during the first six month period of fiscal 2007, which increase reflects the consulting agreements that we have entered into during that period. We have signed new agreements and/or amendments to current agreement with management and consultants in the first half of fiscal 2008 compared to the first half of fiscal 2007, which has significantly increased our expenses.

Office and Information Technology

Office and information technology expenses include expenses associated with the development and testing of the MobileMail software and rent for Tracebit Office.

Rent

We did not incur any rent expenses during the first six month period of fiscal 2008 compared to rent expenses of $5,805 incurred during the first six month period of fiscal 2007. The company has moved its main office address to Sunnyside, Brinkworth, Chippeham, Wiltshire in the UK and there are no rent charges for this office address.

Research and Development Costs

Research and development costs are primarily comprised of salaries paid to Tracebit’s development personnel and contract developers which relates to the development of games by Tracebit.

Research and development costs decreased significantly to $10,583 during the first six month period of fiscal 2008 from $32,594 during the first six month period of fiscal 2007. Research and development costs were a minimal amount of $269 during the second quarter of fiscal 2008 compared to $32,594 for the second quarter of fiscal 2007, reflecting substantially reduced game development activities by Tracebit.

Salaries and Wages

Our salaries and wages decreased to $Nil during the first six month period of fiscal 2008, from $5,165 during the first six month period of fiscal 2007, as we no longer pay any salaries and wages.

Sales and Marketing

We incurred $25,725 in sales and marketing expenses during the first six month period of fiscal 2008 as a result of salaries paid to Tracebit’s sales and marketing personnel and other expenses related to Tracebit sales and marketing.

Net Loss

We incurred a net loss of $1,016,795 during the first six month period of fiscal 2008, compared to $491,860 during the first six month period of fiscal 2007 and a net loss of $5,416,041 from inception to the first six month period of fiscal 2008. Our net loss for the second quarter of 2008 was $750,024 compared to $351,344 for the second quarter of 2007. The increases in losses were primarily the result of increased management and consulting fees and financing fees incurred in connection with our acquisition of Purepromoter.

Liquidity and Financial Resources

We had cash of $25,954 and a working capital deficit of $3,111,644 as at March 31, 2008. We had cash of $27,123 and a working capital deficit of $1,085,799 as at our fiscal year ended September 30, 2007.

Our cash at March 31, 2008 included restricted cash of $2,000,000 from the convertible debenture financing that were held in escrow pending closing of our acquisition of Purepromoter and which have since been released to enable us to pay a portion of the closing price for this acquisition.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $7,000,000. While this amount will be offset by revenues generated from our Mobiventures, Tracebit, M2M and Purepromoter business operations, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We anticipate that we will require additional financing in the approximate amount of $1,000,000 in order to enable us to sustain our operations for the next twelve months. There can be no assurance that we will be able to obtain such financing on terms favourable to us or at all.

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

M2M

M2M’s cash and working capital position was as follows as of January 31, 2008 and October 31, 2007 ($USD:£GBP as of January 31, 2008 1,9888:1 and as of October 31, 2007 2,0718:1):

	As at	As at
	January 31, 2008	October 31, 2007
Cash	£59	£59
Working capital	(76,611)	(44,635)
Total assets	83,617	92,433
Total liabilities	(108,606)	(85,587)
Stockholders’ equity (deficiency)	(24,989)	6,846

Total expenditures over the next 12 months are estimated to be approximately £300,000. While this amount may be offset by revenues by M2M’s from revenues, it is anticipated that M2M’s cash and working capital will not be sufficient to enable it to undertake its plan of operations over the next 12 months without obtaining additional financing. Accordingly, our plan of operations for M2M is subject to our raising additional financing, of which there is no assurance.

Purepromoter

Purepromoter’s unaudited cash and working capital position was as follows as of December 31, 2007 and March 31, 2007 ($USD:£GBP as of December 31, 2007 2,0074:1 and as of March 31, 2007 1,9591:1):

	As at	As at
	December 31, 2007	March 31, 2007
Cash	£647,821	£230,885
Working capital	698,896	330,933
Total assets	1,038,330	603,681
Total liabilities	283,787	344,956
Stockholders’ equity	793,793	258,725

Total expenditures over the next twelve months are estimated to be approximately £1,600,000. This amount may be offset by revenues earned by Purepromoter from its business. It is anticipated that Purepromoter’s cash and working capital will be sufficient to enable it to undertake its plan of operations over the next 12 months without obtaining additional financing. However, there can be no assurance of this and additional financing may be required.

Convertible Debentures

We will be required to make repayments of the debt owing under the convertible debentures during the following 12 months on a monthly basis in a total amount of $950,248, interest of $157,230 and redemption premium of $142,537. These payments will be made from the cash flow the business is generating and/or from raising additional equity or debt financing. However, there can be no assurance of this and additional financing may be required.

Ahman Promissory Note

We borrowed 612,000 Euros from Peter Ahman, our president, in order to enable us to complete the acquisition of Purepromoter. This amount is due and payable on May 30, 2008. We plan to repay this loan with a dividend paid from Purepromoter to Mobiventures Inc. at the end of May 2008.

Cash used in Operating Activities

We used cash of $159,591 in operating activities during the first six month period of fiscal 2008 compared to cash used of $144,569 during the six month period of fiscal 2007.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We used cash of $2,026,202 during the first six month period of fiscal 2008 as a result of:

  restricted cash of $2,000,000 attributable to our convertible debenture financing, and bank indebtedness of $26,202 assumed on our acquisition of M2M on March 31, 2008.

Cash from Financing Activities

We generated cash of $2,198,537 from financing activities during the first six month period of fiscal 2008 compared to cash of $150,627 generated from financing activities during the first six month period of fiscal 2007. Cash generated from financing activities during these periods was primarily attributable to advanced from related parties and shares issued for cash, plus $2,000,000 proceeds from our convertible debenture financing.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.        Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Nigel Nicholas and our Chief Financial Officer, Mr. Peter Åhman. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2008.

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

Item 1A.     Risk Factors

The following sets forth some of the risks relating to our business. If any of the following risks occurs, our business, financial condition or results of operations could be seriously harmed. We face additional risks as disclosed in our Annual Report on Form 10-KSB for the year ended September 30, 2007 and our other filings with the Securities and Exchange Commission.

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

Risks Related to M2M’s Business

There is no assurance that M2M will ever be able to liquidate its investments in its portfolio companies.

M2M is the owner of minority interests in a number of companies, all of which are presently private companies. There is no assurance that M2M will be able to liquidate its investments in these companies. Further, there is no assurance as to the proceeds that M2M will be able to obtain for these investments. The amount of these proceeds may be substantially less than the cost to M2M of its investments in the companies.

We have a limited operating history in an emerging market, which may make it difficult to evaluate our business.

M2M has only a limited history of generating revenues. As a result of its short operating history, there is limited financial data that can be used to evaluate M2M’s business. Any evaluation of M2M’s business and prospects must be considered in light of M2M’s limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company, M2M faces increased risks, uncertainties, expenses and difficulties, any of which could materially harm its business, operating results and financial condition.

We have incurred losses in certain periods and may incur substantial net losses in the future and may not achieve profitability.

M2M incurred losses in certain periods since inception. We expect to continue to increase expenses as we implement initiatives designed to continue to grow M2M’s business. If M2M’s revenues do not increase to offset these expected increases in operating expenses, M2M will continue to incur losses and will not become profitable. In future periods, M2M’s revenues could decline. Accordingly, M2M may not be able to achieve profitability in the future.

M2M’s financial results could vary significantly from quarter to quarter and are difficult to predict.

M2M’s revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing M2M’s operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict M2M’s future revenues or results of operations. We plan to base M2M’s current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce M2M’s costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

M2M competes in a very competitive business environment. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include having significantly greater revenues and financial resources, stronger brand and consumer recognition, the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products, pre-existing relationships with brand owners or carriers, greater resources to make acquisitions, lower labor and development costs, and broader distribution.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

Our business and growth may suffer if we are unable to hire and retain key personnel, who are in high demand.

We will depend on the continued contributions of M2M’s senior management and other key personnel. The loss of the services of any of our executive officers or other key employees could harm M2M’s business. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

Risks Related to Purepromoter’s Business

Purepromoter has a limited operating history, which may make it difficult to evaluate its business.

Purepromoter has only a five year history of generating revenues. As a consequence of the relatively short operating history is that there is only limited financial data which can be used to evaluate Purepromoter’s business. Any evaluation of Purepromoter’s business and prospects must be considered in light of Purepromoter’s limited operating history and the risks and uncertainties encountered by companies in its stage of development. As an early stage company, Purepromoter faces increased risks, uncertainties, expenses and difficulties, any of which could materially harm its business, operating results and financial condition.

Purepromoter has supplier, computer hardware and internet reliability related risks.

To run the software and services it suppliers, Purepromoter rents servers located at hosting centers and purchases SMS bandwidth from portals in the UK.

Although, it spreads the risk of computer hardware failure across multiple servers in multiple hosting centers and, to date, its supplier’s records have been good, there is no assurance of continuity of supply. An event resulting in a hosting centre going off-line for any significant period of time may result in significant loss of revenues and therefore materially harm Purepromoter’s business, operating results and financial condition.

Similarly, events stopping the servers from communicating over the internet will also have the same consequences.

Purepromoter faces ISP reputation related risks.

By far the largest proportion of Purepromoter’s revenue is currently derived by charging a price per email for sending marketing emails on behalf of commercial marketing departments. The largest volume senders of emails tend to be companies sending to consumers. Consequently some of Purepromoter’s largest customers send large numbers of emails to consumers.

The EU anti-spam regulations and US CAN_SPAM laws place restrictions on what and when companies are allowed to send marketing emails to consumers. Purepromoter rents the use of its software and servers for customers to upload their own email lists and send their own email marketing campaigns. Purepromoter does not own lists or process other people’s data and is therefore not directly liable for any breaches of the EU or US anti-spam regulations. However, where customers are considered by email recipients to be sending unwanted emails, there is an inherent mechanism within most email clients to make a complaint against the sender. The level or number of complaints is recorded by the larger ISP’s (Hotmail, Yahoo, etc) against the IP address of the server sending the email. This record of complaint rate acts as a “reputation” for the IP address.

Purepromoter closely audits the complaint rates for each of its customers and reacts quickly and accordingly to stop rogue campaigns. However if too many new customers were to create and send campaigns which attracted high complaint rates, the reputation of its sending servers could be diminished. This diminished reputation could affect Purepromoter’s ability to win large new customers and therefore significantly affect its planned growth in revenues.

Purepromoter’s financial results could vary from quarter to quarter and are difficult to accurately predict.

Purepromoter’s revenues and operating results largely depend on the number of emails and SMS messages sent by the marketing departments of its customers. Although marketing spent on email is predicted to increase, any downturn in marketing budgets could significantly affect Purepromoters revenues

As a result, comparing Purepromoter’s operating results on a period-to-period basis may not provide an accurate financial picture of its results and financial condition. In addition, we may not be able to accurately predict Purepromoter’s future revenues or results of operations.

The markets in which Purepromoter operates are highly competitive, and many of its competitors have significantly greater resource.

Purepromoter competes in a very competitive business environment. Some of its competitors and potential competitors have advantages over it in software development and globally in terms of coverage of geographic markets. There are number of competitors who generate significantly greater revenues, have larger financial resources and stronger brand recognition. Their capacity to leverage their marketing expenditures across a broader range of potential customers, form relationships with brand owners or make acquisitions of complimentary products inherently increases the risk to Purepromoter’s business model.

If Purepromoter is unable to compete effectively or it is not as successful as its competitors in its target markets, sales growth could fall short of expectations, margins could decline and it could lose market share, any of which would materially harm its business, operating results and financial condition.

The business and growth of Purepromoter may suffer if it is unable to hire and retain key personnel, who are in high demand.

Purepromoter depends on the continued contributions of Purepromoter’s senior management and other key personnel. The loss of the services of any of these executive officers or other key employees could harm Purepromoter’s business. Purepromoter does not maintain a key-person life insurance policy on any of its officers or other employees.

The future success of Purepromoter also depends on its ability to identify, attract and retain highly skilled technical, managerial and sales personnel. Purepromoter faces intense competition for qualified individuals from numerous technology and marketing companies. Qualified individuals are in high demand, and Purepromoter may incur significant costs to attract them. Purepromoter may be unable to attract and retain suitably qualified individuals who are capable of meeting growing operational and managerial requirements, or may be required to pay increased compensation in order to do so.

Although, to date, Purepromoter has a good record of attracting staff at fair salary levels, if it is unable to attract and retain the qualified personnel needed to succeed, its business would suffer.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

We completed sales of equity securities in transactions that have not been registered under the Act during the three months ended March 31, 2008 as reported in our current reports on Form 8-K as filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) as follows:

Description of Current Report	Date of Current Report	Date of Filing with SEC
Form 8-K	March 31, 2008	April 4, 2008

Since March 31, 2008, we have completed sales of equity securities in transactions that have not been registered under the Act as reported in the following current reports on Form 8-K as filed with the Securities and Exchange Commission pursuant to the Exchange Act:

Description of Current Report	Date of Current Report	Date of Filing with SEC
Form 8-K	April 28, 2008	May 2, 2008

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three month period ended March 31, 2008.

Item 5.        Other Information

None.

Item 6.        Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

3.4(1)	Certificate of Amendment to the Company’s Articles of Incorporation filed with the Nevada Secretary of State on July 30, 2007

4.1(16)	Form of Secured Convertible Debenture

10.1(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management

10.2(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.

Exhibit
Number	Description of Exhibit

10.3(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.

10.4(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks

10.5(3)	Equity Share Purchase Agreement between Capella Capital OU, Pollux OU and Tracebit Holding OY and the Company and OY Tracebit AB dated January 31, 2007

10.6(4)	Employment Agreement between the Company and Simon Ådahl dated January 31, 2007

10.7(4)	Employment Agreement between the Company and Miro Wikgren dated January 31, 2007

10.8(4)	Consultant Agreement between the Company and Peter Åhman dated February 1, 2007

10.9(4)	Consultant Agreement between the Company and Gary Flint dated February 6, 2007

10.10(4)	2007 Incentive Stock Option Plan

10.11(5)	Consultant Agreement between the Company and Nigel Nicholas dated March 9, 2007

10.12(6)	Consultant Agreement between the Company and Ian Downie dated March 14, 2007

10.13(7)	Letter of Intent entered into between the Company, TxtNation and the Principal Shareholders on April 24, 2007

10.14(8)	Consultant Agreement between the Company and Adrian Clarke dated June 28, 2007.

10.15(8)	Warrant Certificate issued by the Company in favour of Adrian Clarke dated June 28, 2007.

10.16(9)	Amendment to Consulting Agreement between the Company and Peter Åhman dated September 3, 2007

10.17(9)	Amendment to Consulting Agreement between the Company and Gary Flint dated September 3, 2007

10.18(9)	Amendment to Consulting Agreement between the Company and Nigel Nicholas dated September 3, 2007

10.19(9)	Common Stock Purchase Warrant Certificate dated September 3, 2007

10.20(10)	Consultant Agreement between the Company and Gary Flint dated November 1, 2007

10.21(10)	Partnership Agreement between the Company, Froggie S.L. and Move2Mobile Limited dated October 31, 2007

Exhibit
Number	Description of Exhibit

10.22(11)	Regulation S Debt Conversion Agreement between the Company and Nigel Nicholas dated November 9, 2007

10.23(11)	Regulation S Debt Conversion Agreement between the Company and Gary Flint dated November 5, 2007

10.24(13)	Equity Share Purchase Agreement between the Company and the Shareholders of Move2Mobile Limited dated March 14, 2008

10.25(14)	Consultant Agreement between the Company and Danny Wootton dated March 31, 2008

10.26(14)	Warrant Certificate issued by the Company to Danny Wootton dated March 31, 2008

10.27(14)	Consultant Agreement between the Company and Ian Downie dated March 31, 2008

10.28(14)	Warrant Certificate issued by the Company to Ian Downie dated March 31, 2008

10.29(14)	Securities Purchase Agreement between the Company and Trafalgar Capital Specialized Investment Fund, Luxembourg, dated March 31, 2008, with exhibits and form of secured convertible debenture

10.30(14)	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Pure Promoter Limited between MobiVentures Inc. and the shareholders of Purepromoter Limited

10.31(15)	Consultant Agreement between the Company and Stuart Hobbs dated April 18, 2008

10.32(15)	Promissory Note dated April 25, 2008

10.33(16)	Escrow Agreement dated March 31, 2008

10.34(16)	Registration Rights Agreement dated March 31, 2008

10.35(16)	Security Agreement dated March 31, 2008

10.36(16)	Pledge Agreement dated March 31, 2008

10.37(16)	Composite Guarantee and Debenture dated March 31, 2008

10.38(16)	Share Charge dated March 31, 2008

16.1(12)	Letter from Staley, Okada

31.1(16)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Exhibit

32.1(16)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on December 16, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to registration statement on Form SB-2 filed with the Commission on January 26, 2006.
(3)	Filed as an exhibit to our Form 8-K filed with the Commission on February 5, 2007.
(4)	Filed as an exhibit to our Form 8-K filed with the Commission on February 12, 2007.
(5)	Filed as an exhibit to our Form 8-K filed with the Commission on March 15, 2007.
(6)	Filed as an exhibit to our Form 8-K filed with the Commission on March 20, 2007.
(7)	Filed as an exhibit to our Form 8-K filed with the Commission on April 30, 2007.
(8)	Filed as an exhibit to our Form 8-K filed with the Commission on July 5, 2007.
(9)	Filed as an exhibit to our Form 8-K filed with the Commission on September 7, 2007.
(10)	Filed as an exhibit to our Form 8-K filed with the Commission on November 6, 2007.
(11)	Filed as an exhibit to our Form 8-K/A filed with the Commission on November 23, 2007.
(12)	Filed as an exhibit to our Form 8-K/A filed with the Commission on January 22, 2007.
(13)	Filed as an exhibit to our Form 8-K/A filed with the Commission on March 30, 2008.
(14)	Filed as an exhibit to our Form 8-K/A filed with the Commission on April 4, 2008.
(15)	Filed as an exhibit to our Form 8-K/A filed with the Commission on May 2, 2008.
(16)	Filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBIVENTURES INC.

By:      /s/ Nigel Nicholas
            _______________________________
            Nigel Nicholas
            Chief Executive Officer

            Date: May 15, 2008