Form 10-Q
period 2008-06-30
MobiVentures Inc.
filed 2008-08-19
CIK 1343460

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

☐	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-51855

MOBIVENTURES INC.

(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sunnyside, Brinkworth, Chippenham Wiltshire, England	SN15 5BY
(Address of principal executive offices)	(Zip Code)

+44 (0)7740 611413
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 107,274,903 shares of common stock as of August 19, 2008.

MOBIVENTURES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of MobiVentures Inc. (the “Company”) are included in this Quarterly Report on Form 10-Q:

Page
Consolidated Balance Sheets as at June 30, 2008 (unaudited) and September 30, 2007 (audited)	F-1
Consolidated Statements of Operations for the three and nine month periods ended June 30, 2008 and 2007 and for the period from incorporation (August 21, 2003) to June 30, 2008 (unaudited)	F-2
Consolidated Statements of Cash Flows for the three and nine month periods ended June 30, 2008 and 2007 and for the period from incorporation (August 21, 2003) to June 30, 2008 (unaudited)	F-3
Notes to Consolidated Financial Statements	F-4

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
	June 30,	September 30,
ASSETS	2008	2007
Current
Cash	$546,678	$27,123
Accounts receivable	1,087,306	57,294
Taxes receivable	27,034	10,071
Prepaid expense	40,697	60,175
	1,701,715	154,663

Investments	4,551,211	-
Goodwill	5,461,058	-
Intangible assets	1,543,868	-
Property and equipment	185,015	-
	$13,442,867	$154,663

LIABILITIES
Current
Accounts payable	$1,076,964	$364,910
Accrued liabilities	404,893	131,791
VAT payable	191,406	-
Obligation to issue shares - currrent portion	855,486	199,609
Obligation to issue warrants	64,170	-
Due to related parties	1,955,836	544,152
Loan payable - current portion	5,010	-
Promissory notes - current portion	1,000,000	-
	5,553,765	1,240,462

Loan payable	25,510	-
Obligation to issue shares	200,000	-
Deferred income tax	1,124,867
Promissory notes	500,000	-
Convertible debenture	1,848,123	-
	9,252,265	1,240,462

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Common stock
Authorized: 300,000,000 shares with $0.001 par value
Issued: 107,274,903 (September 30, 2007 - 37,621,402)	107,276	37,622
Additional paid-in capital	9,582,788	3,307,495
Preferred stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated comprehensive loss	(32,955)	(31,670)
Deficit - Accumulated during the development stage	(5,466,507)	(4,399,246)
	4,190,602	(1,085,799)
	$13,442,867	$154,663

Contingencies (Notes 1 and 2b)
Commitments (Notes 2, 4, 5 and 9)
Subsequent Events (Note 10)

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From
	For the Three	For the Three	For the Nine	For the Nine	Incorporation
	Months Ended	Months Ended	Months Ended	Months Ended	August 21, 2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Sales	$1,122,093	$32,441	$1,208,535	$63,732	$1,311,527
Cost of Sales	(69,123)	(10,877)	(87,588)	(13,939)	(112,589)
Gross Profit	1,052,970	21,564	1,120,947	49,793	1,198,938

General and Administrative Expenses
Accounting and auditing	57,722	23,636	139,119	85,324	508,099
Bad debt	14,668	-	14,668	-	21,380
Bank charges	5,421	86	7,709	894	9,792
Depreciation	59,488	188	59,488	556	61,612
Filing fees	5,056	1,249	8,019	3,456	25,894
Financing fees	203,553	-	572,183	-	572,183
Intellectual property	-	-	-	-	2,500,000
Investor relations	17,451	4,277	34,666	31,851	95,033
Legal	38,450	10,573	79,931	45,902	202,177
Management and consulting	53,606	311,013	530,271	550,915	1,444,905
Office and information technology	13,668	2,889	18,562	7,725	45,745
Rent	26,175	2,978	26,175	8,783	60,796
Research and development costs	19,915	24,061	30,498	56,655	112,474
Salaries and wages	390,237	45	390,237	5,210	517,041
Sales and marketing	11,706	30,641	37,431	52,792	102,017
Shareholder information	-	1,459	-	2,949	5,581
Transfer agent fees	2,154	625	3,214	2,045	5,877
Travel and promotion	6,119	17	9,586	2,092	42,784
Total General and Administrative Expenses	925,389	413,737	1,961,757	857,149	6,333,390

Income (Loss) from Operations	127,581	(392,173)	(840,810)	(807,356)	(5,134,452)

Other Income (Expense)
Foreign exchange loss	(69,794)	(5,732)	(83,425)	(8,388)	(106,756)
Gain on settlement of debt	-	-	-	5,109	6,250
Interest expense	(23,752)	(776)	(58,525)	(1,953)	(69,095)
Write-down of goodwill	-	-	-	(77,953)	(77,953)
Net Income (Loss) before Income Taxes	34,035	(398,681)	(982,760)	(890,541)	(5,382,006)

Income Taxes	(84,501)	-	(84,501)		(84,501)
Net Loss	$(50,466)	$(398,681)	$(1,067,261)	$(890,541)	$(5,466,507)

Weighted Average Shares Outstanding - basic and diluted	98,339,591	35,880,675	63,047,885	33,499,902

Loss per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Comprehensive Loss
Net loss	$(50,466)	$(398,681)	$(1,067,261)	$(890,541)	$(5,466,507)
Foreign currency translation adjustment	12,628	6,898	(1,285)	-	(32,955)
Total Comprehensive Loss	$(37,838)	$(391,783)	$(1,068,546)	$(890,541)	$(5,499,462)

- See Accompanying Notes -

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds
			From
			Incorporation
	For the Nine	For the Nine	August 21,
	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,
	2008	2007	2008
Operating
Net Loss	$(1,067,261)	$(890,541)	$(5,466,507)
Items not involving an outlay of cash:
Depreciation	59,488	368	61,612
Fair value of options for consulting services	-	-	79,158
Fair value of warrants for consulting services	85,506	-	191,868
Fair value of warrants to related party for settlement of debt	119,610	-	119,610
Obligation to issue warrants	64,170		64,170
Forgiveness of interest	-	-	(6,250)
Interest on loan payable	-	-	6,250
Interest on promissory notes	-	-	1,508
Shares for consulting services	-	-	87,629
Shares for intellectual property	-	-	2,500,000
Write-down of goodwill	-	77,953	77,953
Accrued interest	-	(3,922)	-
Changes in non-cash working capital items:
Accounts receivable	(231,472)	(33,492)	(259,472)
Taxes receivable	(36,487)	(320)	(46,558)
Prepaid expense	19,478	79,805	189,009
Accounts payable	43,943	108,024	374,576
Accrued liabilities	(127,922)	(78,123)	128,122
Due to related parties	608,811	196,998	1,106,159
	(462,136)	(543,250)	(1,047,407

Investing
Acquisition of property and equipment	(22,000)	-	(24,124)
Cash acquired on purchase of Maxtor Holdings Inc.	-	-	118,365
Cash acquired on purchase of OY Tracebit AB	-	5,225	5,225
Bank indebtedness assumed on purchase of Move2Mobile	(26,202)	-	(26,202)
Cash consideration for purchase of Purepromoter	(2,640,695)	-	(2,640,695)
Cash acquired on purchase of Purepromoter	1,293,909	-	1,293,909
	(1,394,988)	5,225	(1,273,522)

Financing
Advances from an unrelated party	-	25,589	-
Due to Maxtor Holdings Inc.	-	-	19,105
Convertible promissory notes	-	-	100,000
Proceeds from convertible debenture	1,848,123		1,848,123
Loan from related party	-	-	111,867
Loan payable	(3,182)	-	21,818
Subscriptions received	333,986	500	462,681
Share issuances for cash	199,037	124,538	336,968
	2,377,964	150,627	2,900,562

Effect of exchange rate changes on cash	(1,285)	(6,927)	(32,955)

Net Change in Cash and Cash Equivalents	519,555	(394,325)	546,678
Cash and cash equivalents - Beginning	27,123	23	-
Cash and Cash Equivalents - Ending	$546,678	$(394,302)	$546,678

Supplemental cash flow information (Note 8)

- See Accompanying Notes -

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

1. Basis of presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2008, the Company has working capital deficiency of $3,852,050, an accumulated deficit of $5,466,507 and has incurred an accumulated operating cash flow deficit of $714,833 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

2. Acquisitions

a) On March 14, 2008, the Company entered into an equity share purchase agreement with the shareholders of Move2Mobile Limited (“M2M”) to purchase 100% of the share capital of M2M comprising of 16,809 Ordinary Shares, with a par value of £0.01 per share, in consideration for a purchase price of $4,200,000. Payment of the $4,200,000 is to be satisfied by the issuance of $1,500,000 in promissory notes and $2,700,000 shares of common stock of the Company to the shareholders of M2M on a prorata basis. Additional payment and working capital may be payable by the Company to M2M depending upon the performance of M2M for the years ended 31st October 2008 and 2009. The details are as follows:

Issuance of the Company’s Shares	Value	Shares
March 31, 2008	$2,000,000	20,000,000
March 31, 2009	500,000	To be determined
March 31, 2010	200,000	To be determined

Issuance of Promissory Notes	Value
October 31, 2008	$500,000
March 31, 2009	500,000
March 31, 2010	500,000

Profit		Equity
2008 >$100,000		1 share per $1
2009 >$300,000		1 share per $1

The purchase price was allocated to M2M’s assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The remaining unallocated acquisition cost resulted in excess of assets over liabilities and was allocated to the investments. The allocation took into consideration intangible assets and pre-acquisition contingencies acquired at closing. Estimated direct transaction costs of $61,208 were accrued by the Company in relation to investment banking fees, legal, consulting, accounting, regulatory fees and taxes and other miscellaneous direct costs associated with the acquisition. In addition, a stamp duty of $21,000 was accrued based on the purchase price. Investments of $ 4,555,000 are valued using an average of a discounted cash flow method and an equity valuation method which is assumed to represent the fair value of the investments. The amount attributed to investments is based on an independent third party valuation.

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

2. Acquisitions - Continued

a)  - Continued

Total consideration was allocated to the following assets and liabilities of M2M:

Assets acquired
Accounts receivable	$24,300
Equipment	2,941
Investments	4,555,000
Goodwill	1,067,754
Total assets acquired	$5,649,995

Liabilities assumed
Bank indebtedness	$26,202
Account payable and accrued liabilities	135,874
VAT payable	19,524
Loan payable	33,699
Deferred income tax	1,152,488
Total liabilities assumed	$1,367,787
Assets acquired over liabilities assumed	$4,282,208

Consideration consists of the following:
Promissory notes (Note 4)	$1,500,000
Costs related to the acquisition	61,208
Share issuance in connection with the acquisition	2,721,000
Total	$4,282,208

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

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

2. Acquisitions- Continued

b) On April 4, 2008, the Company entered into an equity share purchase agreement with the shareholders of Purepromoter Ltd., (“Purepromoter”) to purchase 100% of the share capital of Purepromoter. This acquisition was completed on April 28, 2008.

The aggregate consideration to be paid by the Company for the share capital of Purepromoter will be comprised of:

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

(iii) additional cash consideration in the amount of $1,105,940(GBP 556,400) payable on the six month anniversary of the closing; and

(iv) earn out consideration payable which will be based on the profit realized by Purepromoter in the 2009 and 2010 fiscal years.

If the additional cash consideration in (iii) above is not paid when due, the receiving shareholders in Purepromoter can elect to buy back the shares in Purepromoter as described in the share purchase agreement.

The additional cash consideration in (iii) is secured by a pledge over the shares in Purepromoter, the pledge is subordinated to the pledge granted to Trafalgar (Note 5).

The maximum consideration payable under the share purchase agreement will, in no circumstances, exceed $7,719,955 (GBP 3,883,922).

Concurrent with the completion of the agreement, on April 15, 2008 the Company issued 33,500,000 shares of common stock as partial consideration for the acquisition of Purepromoter at $0.10 per share.

As a finders fee, on April 17, 2008, the Company issued 400,000 shares of common stock valued at $40,000 (GBP 20,000) to a third party broker and will issue shares of common stock worth $234,881 (GBP 118,250) and pay cash $59,589 (GBP 30,000) as finders fees.

The purchase price was allocated to Purepromoter’s assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation took into consideration intangible assets acquired at closing. Estimated direct transaction costs of $335,838 were accrued by the Company in relation to investment banking fees, legal, consulting, accounting, regulatory fees and taxes and other miscellaneous direct costs associated with the acquisition. In addition, a stamp duty of $34,795 was accrued based on the purchase price. No valuation has at this point been carried out so these figures are estimates that may change when a valuation is carried out.

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

2.  Acquisitions - Continued

b)  - Continued

Total consideration was allocated to the following assets and liabilities of Purepromoter:

Assets acquired
Cash and cash equivalents	$1,293,909
Current assets	774,237
Equipment	166,108
Software and Brand	1,597,321
Goodwill	4,393,304
Total assets acquired	$8,224,879

Liabilities assumed
Account payable and accrued liabilities	266,330
VAT payable	152,940
Corporation tax	344,724
Total liabilities assumed	$763,994
Assets acquired over liabilities assumed	$7,460,885

Consideration consists of the following:
Cash payment	$2,640,695
Promissory notes (Note 4)	1,099,558
Costs related to the acquisition	335,838
Stamp Duty	34,795
Share issuance in connection with the acquisition	3,350,000
Total	$7,460,885

Purepromoter is a UK company that provides e-mail and SMS marketing solutions.

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

3. Related Party Balances and Transactions

a) Amounts due to related parties at June 30, 2008 of $1,955,836 (September 30, 2007 - $544,152). $453,710 are unsecured, non-interest bearing and due on demand and are payable to directors, officers or companies with directors or officers in common with the Company, one note payable is $402,568 which is secured, interest bearing and due on demand and payable to one Director and note payable of $1,099,558 which is secured and due on October 28, 2008 and payable to one Director in connection with the acquisition of Purepromoter.

b) On August 10, 2007, the Company allotted 68,516 common shares to two directors of the Company for consulting services with a fair value of $15,914. In addition the Company agreed to grant 71,369 stock options with a fair value of $14,492. Each stock option entitles the holder to purchase a common share of the Company at an average price of $0.46 per common share expiring August 10, 2012. The shares were issued and the options were granted on December 4, 2007. The fair value of the shares and stock options were recorded during the year ending September 30, 2007 (Note 6c).

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

g) On April 10, 2008, the Company issued a total of 873,840 shares of common stock to a former director of the Company pursuant to a debt conversion agreement entered into between the Company and the former director in repayment and settlement of an aggregate of $87,384 indebted to the former director.

h) On April 25, 2008, a promissory note was issued to a director of the Company in the amount of $966,164 (EUR 612,000) at a 10% per annum rate payable on or before May 30, 2008 of which 357,000 euros was paid and 255,000 euros ($402,568) remaining which was extended to be due on demand.

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

3. Related Party Balances and Transactions - continued

i) On April 28, 2008, Purepromoter entered into a two-year consulting agreement with a director and principal shareholder of Purepromoter, under which the director was retained to provide consulting services to Purepromoter and the Company. Under the agreement, the Company will pay the director $8,384 (GBP 4,167) per month and grant warrants to acquire up to 600,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share for a term of five years.

j) On April 28, 2008, a promissory note was issued to a director of the Company and principal shareholder of Purepromoter in the amount of $1,099,558 (GBP 556,400) which is secured by a pledge over the shares in Purepromoter subordinated to Trafalgar and due on October 28, 2008.

k) During the nine months ended June 30, 2008, the Company paid or accrued the following fees:

i) $399,085 (June 30, 2007 - $427,032) for consulting fees, research and development, sales and marketing and salaries paid to directors and officers of the Company;

ii) $Nil (June 30, 2007 - $8,783) for rent to a company with directors in common with a corporate shareholder of the Company;

4. Promissory Notes

As a result of the acquisition of M2M (Note 2a), the Company issued $1,500,000 (GBP 750,000) of promissory notes payable. The notes are repayable in three tranches, as follows:

Promissory notes payable - current portion

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
June 30, 2008
(Unaudited)

5. Convertible Debenture

On March 31, 2008, the Company entered into a securities purchase agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) for a $2,000,000 secured convertible redeemable debenture.

The convertible redeemable debenture is secured by a pledge by the Company of all of its assets, including its shares of its subsidiaries, and $6,000,000 worth of shares of the Company’s common stock. The debenture will bear interest at the rate of 10% per annum, compounded monthly and will be repayable in full on March 31, 2010; the first two interest payments ($33,472) was deducted at closing. The Company will repay the principal amount of the debenture in equal monthly installments of principle plus interest and a 15% redemption premium.

Additionally, the Company has agreed to pay the following to Trafalgar:

(i) a structuring fee of $17,500;

(ii) a due diligence fee of $10,000;

(iii) a fee equal to 2% of the principal amount of the debenture;

(iv) a commitment fee equal to 6% of the principal amount of the debenture; and

(v) a loan commitment fee equal to 2% of the principal amount of the debenture.

The Company must reserve for issuance a total of 68,571,429 shares of the Company’s common stock for issue as the Conversion Shares up on conversion of the debenture by Trafalgar in accordance with the terms of the agreement. (Note 6m).

The Company must also pay 7% of the debenture amount in cash and issue warrants to purchase up to 1,250,000 shares of the Company at an exercise price of $0.04 per share related to finders’ fees.

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

b) On December 4, 2007, the Company issued 150,000 common shares for consulting services with a fair value of $30,000, to an unrelated party pursuant to a consulting agreement dated August 9, 2007 (Note 9h).

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

6. Capital Stock -continued

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

i) On April 10, 2008, the Company issued a total of 600,000 shares of common stock to a consultant pursuant to a debt conversion agreement entered into between the Company and the consultant in repayment and settlement of a total of $55,000 indebted to the consultant (Note 9h).

j) On April 10, 2008, the Company issued a total of 873,840 shares of common stock to a consultant pursuant to a debt conversion agreement entered into between the Company and the consultant in repayment and settlement of a total of $87,384 indebted to the consultant (Note 9n).

k) On April 10, 2008, the Company issued an aggregate of 20,000,000 shares of common stock to nine shareholders of M2M pursuant to the terms of an equity share purchase agreement dated March 14, 2008 (Note 2a).

l) On April 10, 2008, the Company issued 3,876,042 units for a private placement at $0.04 per unit for proceeds of $155,042 (received). Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrants entitles the holder to purchase an additional common share of the Company at a price of $0.40 per common share expiring in one year.

m) On April 15, 2008, the Company issued 68,571,429 common shares to Trafalgar pursuant to a convertible debenture (Note 5). These are held in escrow as security.

n) Concurrent with the completion of the agreement, on April 15, 2008 the Company issued 33,500,000 shares of common stock as partial consideration for the acquisition of Purepromoter at $0.10 per share (Note 2b).

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

6. Capital Stock -continued

o) As a finders fee, on April 17, 2008, the Company issued 400,000 shares of common stock valued at $40,000 (GBP 20,000) to a third party broker (Note 2b).

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

There were 71,369 stock options outstanding as at June 30, 2008 (June 30, 2007- Nil).

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
June 30, 2008
(Unaudited)

7. Stock Options and Warrants - Continued

Warrants - Continued

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

On March 14, 2008, the Company issued a total of 344,161 share purchase warrants to two unrelated parties. These finders’ warrants were issued pursuant to the private placement that closed on April 10, 2008 (Note 6l). Each warrant entitles the investor to purchase one share of common stock of the Company at an exercise price of $0.04 per share for 1 year.

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

On March 31, 2008, the Company amended the terms of warrants that were originally issued on December 4, 2007. The exercise price was reduced from $0.40 per share to $0.04 per share. There was no adjustment made to the fair value of the warrants as a result of the amendment.

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

7. Stock Options and Warrants- Continued

Warrants - Continued

On April 10, 2008, the Company issued 3,876,042 units for a private placement at $0.04 per unit for proceeds of $155,042 (received). Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrants entitles the holder to purchase an additional common share of the Company at a price of $0.04 per common share expiring in one year.

8. Supplemental Cash Flow Information

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
			From
			Incorporation
	For the Nine	For the Nine	August 21,
	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,
	2008	2007	2008

Shares for consulting services	$45,914	$-	$133,543
Fair value of warrants issued for settlement of debt	$119,610	$-	$119,610
Fair value of warrants issued for settlement of debt to related party	$40,215	$-	$40,215
Fair value of warrants issued for settlement of debt to non-related party	$85,506	$-	$85,506
Shares issued for settlement of debt to related party	$256,470	$-	$256,470
Shares issued for settlement of debt to non-related party	$80,000	$-	80,000
Shares issued for subscriptions received in advance	$128,195	$-	$128,195
Shares issued for acquisition of M2M	$2,000,000	$-	$2,000,000
Share issued for acquisition of Purepromoter	$3,350,000	$-	$3,350,000
Shares issued for acquisition costs	$40,000	$-	$40,0000
Assets acquired as part of the acquisition	$1,763,430	$-	$1,763,430

Cash paid for:
Income taxes	$-	$-	$-
Interest	$58,525	$-	$59,007

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

9. Commitments

a) By agreement dated January 31, 2007, the Company entered into an Employment Agreement with an officer of one of the Company’s subsidiaries. The monthly payment for technical services is $5,892 (EUR 4,000). The Company will also reimburse the officer for expenses incurred in connection with the employment agreement. For the nine months ending June 30, 2008, $99,854 (EUR 66,436) was paid or accrued as salaries owed to this officer. Either party may terminate this agreement with one month’s advance written notice.

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

On September 3, 2007, an amendment was completed to change the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $9,022 (EUR 6,125) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately; and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. For the nine months ending June 30, 2008, $76,979 (EUR 51,217) was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice. The director resigned as of August 18, 2008.

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

On November 1, 2007, an amendment was completed to change to the terms and conditions of a consulting agreement entered into on September 3, 2007. In consideration the Company has agreed to pay a fee for consulting service of $2,000 per month. For the nine months ending June 30, 2008, $24,328 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

9. Commitments - Continued

d) By agreement dated March 9, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $2,012 (GBP 1,000) per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) issue the equivalent value of GBP 1,000 per month in shares of the Company’s common stock payable each four months from the effective date of the agreement based on the average closing price of the Company’s shares during such four month period (31,564 shares were issued on December 4, 2007 (Note 3b)), (iv) grant options to purchase up to GBP 2,000 of shares of the Company’s common stock per month payable each four months from the effective date of the agreement, valued at a price no less than 85% of the fair market value of such shares on the effective date of the agreement and exercisable for a term of five years from the date of grant (29,423 stock options granted during the year ended September 30, 2007), and (v) pay a success fee of 5% of the gross revenue received by the Company from new content sourcing and distribution agreements with third party companies secured through the efforts of the director as at June 30, 2008, such fee to be paid 40% in cash and 60% in shares of the Company, this fee being payable on an annual basis for all future revenues generated. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses.

On September 3, 2007, an amendment was completed to change to the terms and conditions of the agreement. In consideration the Company has agreed to i) pay a fee for consulting service of $8,384 (GBP 4,167) per month; ii) grant 600,000 share purchase warrants at an exercise price of $0.05 per share which will vest immediately; and iii) the Consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. For the nine months ending June 30, 2008, $77,484 (GBP 38,767) was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

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

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

9.  Commitments -continued

e) - continued

In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. For the nine months ending June 30, 2008, $7,995 (GBP 4,000) was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice. On March 31, 2008, the director had resigned. This agreement was subsequently terminated by mutual agreement

f) By agreement dated June 28, 2007, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for the consulting services of $2,000 per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2.5% of the acquisition cost of any company acquired or a partial acquisition or strategic investment made by the Company through the efforts of the director, (iii) grant 300,000 share purchase warrants at an exercise price of $0.10 per share with 210,000 warrants which will vest immediately and 90,000 warrants vested upon satisfaction of certain performance criteria. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

On November 1, 2007, an amendment was completed to change to the terms and conditions of a consulting agreement entered into on June 28, 2007. In consideration the Company has agreed to i) pay a fee for consulting service of $2,000 per month ii) grant 300,000 share purchase warrants at an exercise price of $0.05 per share all warrants which 210,000 will vest September 3, 2008 and 90,000 will not vest until such time the performance criteria has been met iii) The consultant shall receive a cash bonus of 100% of his current base consultant fee secured upon achievement of the Company’s annual objectives. In addition, the Company has agreed to reimburse the director for reasonable pre-approved travel and telephone expenses. For the nine months ending June 30, 2008, $12,000 was accrued in relation to this agreement.

The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice. The consulting agreement supersedes the previous consultant agreement. This agreement was subsequently terminated by mutual agreement and the Director has resigned as of March 31, 2008

g) On July 17, 2007, the Company entered into a letter of intent with Froggie S.L. (“Froggie”), Norris Marketing S.L. (“Norris”), and Tom Horsey. Froggie is a provider of mobile telephone marketing systems with operations in Argentina and Spain. Norris is a company incorporated in the BVI which provides SMS and bulk SMS solutions into Spain. Tom Horsey is the principal shareholder of Froggie and Norris.

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
June 30, 2008
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

On April 10, 2008, an amount of $55,000 was paid in a debt settlement agreement and $3,050 remains unpaid of that balance (Note 6i). The agreement will continue on a month-to-month basis, unless either party provides at least 10 business days written notice of non-renewal.

i) By agreement on January 2, 2008, the Company entered into a six-month finder’s fee agreement with an unrelated party. In consideration the Company has agreed to pay a monthly fee of $2,000 for 6 consecutive months beginning January 2, 2008 and the Company will issue at the end of the term 5,000 warrants per month priced at the 10 day average closing price at the end of each month. In addition the Company will pay a premium fee based on the following table. For the nine month period ending June 30, 2008, $12,540 was paid or accrued in relation to this agreement. This agreement expired at the end of June 2008.

Equity Raised	Cash		Equity
<$500,000	$	Nil	$	Nil
≥$500,000		17,500		17,500
For every $100K above $500,000		2,250		2,250

Acquisitions/Mergers		Cash		Equity
<$2,000,000		$35,000		$15,000
For every $100K above $2,000,000		2,250		2,250

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

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

9.  Commitments - continued

j) By agreement on February 15, 2008, the Company entered into a one year finder’s fee agreement with an unrelated party. As consideration, the Company shall pay a commission of 3% of gross proceeds and issue 1,250,000 share purchase warrants exercisable at $0.04 per share for a period of 2 years.

Financing and M/A transactions	Cash	Equity
	3% of the consideration received	1,250,000 warrants at $0.04 for 2 years

For the nine months ending June 30, 2008, $60,000 was paid or accrued in relation to this agreement and 1,250,000 will be issued in relation to this agreement.

k) By agreement on February 22, 2008, the Company entered into a one year finder’s fee agreement with an unrelated party. In consideration the Company has agreed to pay according to the following table.

Financing and M/A transactions	Cash	Equity
	4% of the consideration received	1.99% of the fully diluted outstanding shares of the Company with anti dilution rights for 1 year

For the nine months ending June 30, 2008, $80,000 was paid or accrued in relation to this agreement and with the current number of shares outstanding, 2,134,771 would be issued in relation to this agreement.

l) By agreement dated March 31, 2008, the Company entered into a one-year Consulting Agreement with a former director of the Company. The consultant resigned as a member of the board of directors on March 31, 2008. In consideration the Company has agreed to i) pay a one time fee consisting of shares of the Company’s common stock to the value of $87,384 (GBP 40,000), (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2.5% to be paid 50% in cash and 50% in equity, of the acquisition value of any company acquired or any strategic investment made by the Company through the efforts of the consultant, (iii) grant 300,000 share purchase warrants to purchase shares of the Company’s common stock at an exercise price of US$0.05 per share, all of the warrants will vest immediately (Note 7).

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

9.  Commitments - continued

l) - continued

In addition, the Company has agreed to reimburse the consultant for reasonable pre-approved travel and telephone expenses. For the nine months ending June 30, 2008, $79,949 (GBP 40,000) was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice. On April 10, 2008 this and commitment 9e) were jointly settled by issuing shares to the value of $87,384 (Note 6j).

m) By agreement dated March 31, 2008, the Company entered into a one-year Consulting Agreement with a director of the Company. In consideration the Company has agreed to i) pay a fee for consulting services of $3,000 per month, (ii) issue as a success fee, that number of shares of the Company’s common stock representing 2.5% to be paid 50% in cash and 50% in equity, of the acquisition value of any company acquired or any strategic investment made by the Company through the efforts of the consultant, (iii) grant 300,000 share purchase warrants to purchase shares of the Company’s common stock at an exercise price of US$0.10 per share, 200,000 warrants which will vest immediately and 100,000 warrants vested upon satisfaction of certain performance criteria. (iv) the consultant shall receive a cash bonus of 100% of his annual fee secured upon achievement of the Company’s annual objectives.

In addition, the Company has agreed to reimburse the consultant for reasonable pre-approved travel and telephone expenses. For the nine months ending June 30, 2008, $9,000 was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

n) Purepromoter and the Company entered into an amendment of the employment agreement on April 28 with one of its employees whereby the employee is granted a bonus according to the following:
Target 1. Year ended 31st March 2009 EBITDA £725,000
Target 2. Year ended 31st March 2010 EBITDA £1,025,000

Upon achieving target 1. the following bonus will be paid on June 30th 2009:
The base bonus will be £5,500 in cash and £7,500 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance converted at the exchange rate of the same day.

For each £10,000 above the said target up to £1,000,000 the employee will earn an additional bonus of cash £900 and £1,200 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance.

Upon achieving target 2. the following bonus will be paid on June 30th 2010:
The base bonus will be £5,500 in cash and £7,500 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance converted at the exchange rate of the same day.

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

9.  Commitments - continued

n) - continued

For each £10,000 above the EBITDA target up to £1,250,000 the employee will earn an additional bonus of cash £900 and £1,200 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance.
The employee has to be employed by the Company on the day of the payment of the bonus.

The employee is also granted a put option of some of the share he owns in the Company up to £390,000. The price paid for these shares by the Company shall be 240/390 parts of the value of the shares at the time of issuance. For example if the original value at the date of issuance would have been £390,000 then the Company will pay the employee £240,000 for the shares he wants to sell back. The option to exercise the buy-back starts at June 30th 2010 and expires July 31st 2010.

o) Purepromoter and the Company entered into an amendment of the employment agreement on April 28 with one of its employees whereby the employee is granted a bonus according to the following:
Target 1. Year ended 31st March 2009 EBITDA £725,000
Target 2. Year ended 31st March 2010 EBITDA £1,025,000

Upon achieving target 1. the following bonus will be paid on June 30th 2009:
The base bonus will be £4,500 in cash and £19,500 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance converted at the exchange rate of the same day.

For each £10,000 above the said target up to £1,000,000 the employee will earn an additional bonus of cash £350 and £400 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance.

Upon achieving target 2. the following bonus will be paid on June 30th 2010:
The base bonus will be £4,500 in cash and £19,500 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance converted at the exchange rate of the same day.

For each £10,000 above the EBITDA target up to £1,250,000 the employee will earn an additional bonus of cash £350 and £400 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance.

The employee has to be employed by the Company on the day of the payment of the bonus.

The employee is also granted a put option of some of the share he owns in the Company up to £130,000. The price paid for these shares by the Company shall be 80/130 parts of the value of the shares at the time of issuance. For example if the original value at the date of issuance would have been £130,000 then the Company will pay the employee £80,000 for the shares he wants to sell back. The option to exercise the buy-back starts at June 30th 2010 and expires July 31st 2010.

p) Purepromoter and the Company entered into an amendment of the employment agreement on April 28 with one of its employees whereby the employee is granted a bonus according to the following:
Target 1. Year ended 31st March 2009 EBITDA £725,000
Target 2. Year ended 31st March 2010 EBITDA £1,025,000

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

9.  Commitments - continued

p) - continued

Upon achieving target 1. the following bonus will be paid on June 30th 2009:
The base bonus will be £2,000 in cash and £17,000 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance converted at the exchange rate of the same day.

For each £10,000 above the said target up to £1,000,000 the employee will earn an additional bonus of cash £200 and £250 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance.

Upon achieving target 2. the following bonus will be paid on June 30th 2010:
The base bonus will be £2,000 in cash and £17,000 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance converted at the exchange rate of the same day.
For each £10,000 above the EBITDA target up to £1,250,000 the employee will earn an additional bonus of cash £200 and £250 in shares in the capital of the Company. The shares will be valued at the closing bid price of the day prior to the issuance.
The employee has to be employed by the Company on the day of the payment of the bonus.
The employee is also granted a put option of some of the share he owns in the Company up to £65,000. The price paid for these shares by the Company shall be 40/65 parts of the value of the shares at the time of issuance. For example if the original value at the date of issuance would have been £65,000 then the Company will pay the employee £40,000 for the shares he wants to sell back. The option to exercise the buy-back starts at June 30th 2010 and expires July 31st 2010.

q) By agreement dated June 2, 2008, the Company entered into a one-year Consulting Agreement with an unrelated party. In consideration the Company has agreed to (i) pay a fee for consulting services of $6,662 (GBP 3,333) per month, (ii) grant 300,000 share purchase warrants to purchase shares of the Company’s common stock at an exercise price of US$0.10 per share, 150,000 warrants which will vest after 6 months and 150,000 warrants vested after 12 months. (iii) the consultant shall receive a quarterly cash bonus of $4,997 (GBP 2,500) secured upon achievement of objectives.

In addition, the Company has agreed to reimburse the consultant for reasonable pre-approved travel and telephone expenses. For the nine months ending June 30, 2008, $6,662 (GBP 3,333) was paid or accrued in relation to this agreement. The term of the agreement is for 12 months and may be extended upon the mutual understanding of the parties. Either party may terminate this agreement with 30 days prior written notice.

MobiVentures Inc. (Formerly Mobilemail (US) Inc.) (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

10. Subsequent Events

a) During July 2008, the Company entered into an optional investment agreement with the shareholders of New Visions Mobile Ltd (“NVM”) to purchase up to 25% of the share capital of NVM in consideration for a purchase price of up to GBP300,000 in cash. Following this investment and acquiring 25% of NVM within 2 months of the effective date, the Company will also have a 12 month exclusive right to acquire the remaining outstanding shares in NVM. The provisional terms of a full acquisition are a fixed price of GBP1,000,000 (50% shares and 50% cash) and additional payment in cash and shares depending upon the net profit of NVM in the 2009, 2010 and 2011 fiscal years.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition, changes in financial condition and results of operations for the nine month period ended June 30, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine month period ended June 30, 2008 through which we carry out our business.

Overview

MobiVentures Inc. (“we”, “us”, “our” or the “Company”) is engaged in the business of providing multi-media mobile content, applications and services. We are presently the owner of four wholly-owned subsidiaries through which we carry out our business:

•	Mobiventures Limited (formerly “Mobilemail Limited”), a United Kingdom company (“Mobilemail UK”), acquired on August 31, 2005,

•	Oy Tracebit AB, a Finnish company (“Tracebit”), acquired on February 6, 2007,

•	Move2Mobile Limited, a United Kingdom company (“M2M”), acquired on March 31, 2008, and

•	Purepromoter Ltd., a United Kingdom company (“Purepromoter”), acquired on April 28, 2008.

We were originally engaged in the business of commercializing our MobileMail software. In 2007, we identified an opportunity to grow through the strategic consolidation of fast growing companies operating within the mobile content and service industry. In line with this strategy, we acquired Tracebit, a Finnish mobile games and content company, and M2M, an accelerator for early stage wireless and mobile-related companies.

Subsequent to the acquisition of Tracebit and M2M, we have acquired Purepromoter during this current quarter. These acquisitions have been completed as part of our business strategy to develop our existing business through acquisitions and internal growth in order to become an established provider of leading edge multi-media mobile content, applications and services with clients across the United Kingdom, Europe, Asia and North America.

We believe we have assembled a strong management team both through the acquisition of Tracebit, M2M and Purepromoter and by engaging with seasoned executives from the mobile industry who have a proven track record in creating sustainable and profitable ventures within the mobile sector, both in Europe and the U.S.

The Company has filed a Registration Statement on Form S-1 registering 12,187,900 shares which was declared effective on August 12, 2008.

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

Acquisition of Move2Mobile Limited

On March 31, 2008, we completed the acquisition (the “M2M Acquisition”) of 100% of the share capital of M2M comprising of 16,809 Ordinary Shares, with a par value of £0.01 per share (the “M2M Shares”), in consideration for a purchase price of $4,200,000 (the “Purchase Price”) pursuant to an equity share purchase agreement dated March 14, 2008 with the shareholders of M2M (the “M2M Shareholders”). Upon completion of the M2M Acquisition, we have appointed Danny Wootton, a director of M2M, as a member of our board of directors. Further details of this transaction are as set forth in our current reports on Form 8-K filed with the SEC on March 20, 2008 and April 4, 2008.

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

M2M has a strong and entrepreneurial management team with proven technological, commercial and financial skills and experience in a wide range of industries, but in particular in the telecommunications and wireless related sectors - the companies within M2M’s portfolio operate in mobile entertainment; mobile applications; telematics; and wireless platforms. To date, M2M has worked with over 150 companies/entrepreneurs since it was founded and is currently continuing to work with many of those.

M2M has generated or is generating investments in 11 privately held start up companies through the supply of services in exchange for equity in these companies. These equities range from 0.5% to 20% of the start up company.

Acquisition of Purepromoter Ltd.

On April 28, 2008, we completed the acquisition (the “Purepromoter Acquisition”) of all of the issued share capital of Purepromoter Ltd. (“Purepromoter”), comprised of 100 A Ordinary Shares at £1.00 per share and 365 B Ordinary Shares at £1.00 per share, pursuant to the terms of a share purchase agreement dated April 4, 2008 between our company and the shareholders of Purepromoter. Upon completion of the Purepromoter Acquisition, we appointed Stuart Hobbs, a director and principal shareholder of Purepromoter, as a member of our board of directors. Further details of this transaction are as set forth in our current reports on Form 8-K filed with the SEC on April 4, 2008 and May 2, 2008 and July 14, 2008.

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

Purepromoter was founded in 2002 and currently operates from leased office accommodation in Brighton UK. Purepromoter employs 37 people, all of whom are situated in Brighton. Purepromoter has a client base of around 880 customers as of June 2008 which has grown from around 400 since December 2006

Trafalgar Capital Specialized Investment Fund, Luxembourg - Debenture Financing

On April 28, 2008, concurrent with the completion of the Purepromoter Acquisition, we issued $2,000,000 of secured convertible redeemable debentures (the “Debentures”) for a total purchase price of $2,000,000 (the “Purchase Price”) from Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) pursuant to a Securities Purchase Agreement between the Company and Trafalgar dated March 31, 2008. Pursuant to the Securities Purchase Agreement, the Purchase Price was used by the Company to acquire Purepromoter Ltd.. The Debentures were issued by the Company to Trafalgar in reliance upon an exemption from securities registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act. The Debentures mature on March 31, 2010 and if we default on our mandatory redemption obligation under the Debentures, Trafalgar will have the right to convert the Debentures into shares of our common stock at a conversion price equal to 85% of the market price at the time of conversion. Further details of this transaction are as set forth in our current reports on Form 8-K filed with the SEC on April 4, 2008 and May 2, 2008 and July 14, 2008.

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

Bridge Financing

Froggie has provided us with 30,000 Euros of bridge financing, which loan has been converted into 1,367,412 shares of our common stock based on a conversion price of $0.032174 per share. No further bridge financing is expected from Froggie under this agreement.

Plan of Operations

Our plan of operations for each of our operating subsidiaries for the next twelve months is outlined below. We will require additional financing in order to implement these plans of operations, as more fully discussed below under “Liquidity and Capital Resources - Plan of Operations”.

Plan of Operations for Mobiventures Group

We have built on the progress that we identified in our previous 10-Q and continued to make significant progress against the targets in the period ended 30th June 2008. The table reports against the previously identified targets, as well as targets for the second half year up until 30th September 2008..

	Targets set up to Q2 08	Update on Progress Achieved in Q3
Target 1	Attempt to negotiate and conclude definitive agreements for the acquisition of Froggie, Norris and M2M and, if such definitive agreements are concluded, to complete these acquisitions
•  Acquisition of M2M was completed on 31st March 2008
•  Discussions still continuing with Froggie & Norris to get clean accounts for further negotiation. We do not expect to progress this acquisition until Froggie & Norris have produced their next annual accounts as at 31st December 2008

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
• Tracebit has expanded its portfolio by adding the following services: o Games and video from the Froggie portfolio o Extreme Sports videos
Target 4	Enter into negotiations and continue to negotiate further acquisitions (see also : Target 7)	• Completed the acquisition of Purepromoter on 28th April
Target 5	Expand our management team, particularly through the involvement of management of companies that we may acquire
•  Appointed Danny Wootton to the Board - he was one of the principal shareholders in M2M
•  Appointed Stuart Hobbs to the Board - he was the Managing Director and one of the principal shareholders of Purepromoter

Target 6
Grow sales of Tracebit through the completion of further partnership deals with leading mobile content providers, adding gaming titles and the latest video and audio content to sell additional content through current sales channels to enhance possibilities when selling content to new customers.
• Tracebit have signed 8 new distribution channels as part of the partnership with Froggie and M2M

	Targets set up to Q4 08	• Progress Achieved in Q3
Target 7	Identify and complete further acquisition targets within the mobile community	• Completed the acquisition of Purepromoter on 28th April • On 23rd July signed Investment Agreement with a right to acquire 100% of the share capital of New Visions Mobile
Target 8
Develop relationships and partnerships either directly or indirectly with at least two advertising/marketing agencies for delivery of mobile applications - receive briefs for mobile advertising or marketing campaigns from these partnerships
• Developed a relationship with major mobile marketing agency - in July Mobiventures has received 4 briefs for mobile marketing campaigns from this partnership. Responses are currently being assessed
Target 9	Initiate online and mobile marketing campaigns through affiliate marketing agencies and pay per click campaigns; online search engines to increase traffic to and the user base of the portal	• No progress made to date against this target
Target 10	Begin the integration of acquired companies into the Mobiventures Group without negatively impacting on the successful stand alone companies that have been/will be acquired	• A number of synergistic activities have been identified between the companies within the Group - more progress is expected in Q4 in this area.
Target 11	Update and distribute marketing material to reflect additional product offerings to support sales efforts.	• Materials have been prepared and are being used in the mobile marketing campaign briefs mentioned earlier. This covers own mobile applications and third party applications.

Mobiventures plan of operations for the following twelve months starting from 1st October 2008 is outlined below as a group and further below we identify the specific targets for the subsidiary companies. We will require additional financing in order to implement these plans of operations, as more fully discussed below under “Liquidity and Financial Resources - Plan of Operations”.

Targets - 2008/2009

•	complete the integration of already acquired companies to further increase the EBITDA of the group by synergistic and complementary offerings to existing customers within the group

•	establish an operational centre in the United States and expand the South American offices acquired through the Froggie acquisition, if completed;

•	expand into North America by signing up partnership deals with US and Canadian based mobile service providers to capture opportunities in the growing mobile content market in US and Canada;

•	establish an operational centre in Asia and expand the existing European sales offices;

•	achieve full operation of and revenue generation from North American and Asian sales offices;

•	complete full launch of branded multimedia content and messaging portal in Europe;

•	sign further contracts with a number of large media agencies to source advertising inventory;

•	complete a new multi-interaction mobile application, to attract new users as this application enhances the product offering of the portal.

Plan of Operations for Tracebit

Our objectives for Tracebit is focused on:

•	the pursuit of complementary technologies and additional mobile content to sell through our sales channels; and

•
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

Plan of Operations for M2M

Our objectives for M2M are to build value for shareholders through its integrated business model combining its revenue-earning consulting and management business with its capital-growth venture management business. As part of this business strategy, our plan of operations for M2M includes the following elements subject to our achieving the necessary financing:

•	M2M intends to continue to develop the companies in which it has equity positions sometimes increasing its investment in that company through the provision of services in exchange for further shares.

•
M2M intends to identify, and subject to the approval of our directors, those companies in which it will plan to exit and realize the value for its shareholdings in the years 2009 and 2010. It intends to put detailed plans of action into effect together with the management of the incubatee company in order to deliver on each of these goals.

•	M2M intends to seek further companies that require the services that M2M provides and will seek to take equity positions in those companies in exchange for the services provided.

•
We intend to identify and request M2M to nurture those companies in which M2M has or will obtain investments in the next 12 months in order to potentially fully acquire those companies at a later date.

Plan of Operations for Purepromoter

Our plan of operations for Purepromoter is to build value for shareholders through continuing to expand its operational base and hence its revenue growth and earnings. In that regard, our plans for Purepromoter include the following subject to our achieving the necessary financing:

•	Increase its sales staff to 20 people by March 2009, with the objective of increasing revenues and earnings.

•
Begin to offer the Mobiventures applications to existing major account and marketing agencies customers in addition to the Purepromoter email messaging software, with the objective of increasing the revenue generated from each of these customers.

•	Begin to market Purepromoter services through Mobiventures’ existing channels, with the objective of developing Purepromoter’s business outside the UK.

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

On March 31, 2008, we completed the acquisition of M2M. Our financial statements for the nine months ended June 30, 2008 include the results of operations of M2M from April 1, 2008 to June 30, 2008.

On April 28, 2008, we completed the acquisition of Purepromoter. Our financial statements for the nine months ended June, 2008 include the results of operations of Purepromoter from May 1, 2008 to June 30, 2008.

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

Foreign Currency Translations

The Company’s functional currencies are the British Pound Sterling (“GBP”) and the Euro (“EUR”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

•	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

•	Non-monetary assets and liabilities, and equity at historical rates, and

•	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

•	Equity at historical rates, and

•	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Results Of Operations - Nine month periods ended June 30, 2008 and 2007

References in the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007 and September 30, 2006 respectively.

MobiVentures Inc.
Formerly Mobilemail (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From
	For the Three	For the Three	For the Nine	For the Nine	Incorporation
	Months Ended	Months Ended	Months Ended	Months Ended	August 21, 2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Sales	1,122,093	32,441	1,208,535	63,732	1,311,527
Cost of Sales	(69,123)	(10,877)	(87,588)	(13,939)	(112,589)
Gross Profit	1,052,970	21,564	1,120,947	49,793	1,198,938

General and Administrative Expenses
Accounting and auditing	$57,722	$23,636	$139,119	$85,324	$508,099
Bad debt	14,668	-	14,668	-	21,380
Bank charges	5,421	86	7,709	894	9,792
Depreciation	59,488	188	59,488	556	61,612
Filing fees	5,056	1,249	8,019	3,456	25,894
Financing fees	203,553	-	572,183	-	572,183
Intellectual property	-	-	-	-	2,500,000
Investor relations	17,451	4,277	34,666	31,851	95,033
Legal	38,450	10,573	79,931	45,902	202,177
Management and consulting	53,606	311,013	530,271	550,915	1,444,905
Office and information technology	13,668	2,889	18,562	7,725	45,745
Rent	26,175	2,978	26,175	8,783	60,796
Research and development costs	19,915	24,061	30,498	56,655	112,474
Salaries and wages	390,237	45	390,237	5,210	517,041
Sales and marketing	11,706	30,641	37,431	52,792	102,017
Shareholder information	-	1,459	-	2,949	5,581
Transfer agent fees	2,154	625	3,214	2,045	5,877
Travel and promotion	6,119	17	9,586	2,092	42,784
Total General and Administrative Expenses	925,389	413,737	1,961,757	857,149	6,333,390

Gain (Loss) from Operations	127,581	(392,173)	(840,810)	(807,356)	(5,134,452)

Other Income (Expense)
Foreign exchange loss	(69,794)	(5,732)	(83,425)	(8,388)	(106,756)
Gain on settlement of debt	-	-	-	5,109	6,250
Interest expense	(23,752)	(776)	(58,525)	(1,953)	(69,095)
Write-down of goodwill	-	-	-	(77,953)	(77,953)

Taxation	(84,501)	-	(84,501)	-	(84,501)
Net Loss	$(50,466)	$(398,681)	$(1,067,261)	$(890,541)	$(5,466,507)

Weighted Average Shares Outstanding - basic and diluted	98,339,591	35,880,675	63,047,885	33,499,902

Loss per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Comprehensive Loss
Net loss	$(50,466)	$(398,681)	$(1,067,261)	$(890,541)	$(5,466,507)
Foreign currency translation adjustment	12,628	6,898	(1,285)	-	(32,955)
Total Comprehensive Loss for the Period	$(37,838)	$(391,783)	$(1,068,546)	$(890,541)	$(5,499,462)

Sales

We generated sales revenue of $1,208,535 during the nine month period of fiscal 2008 compared to $63,732 during the first nine month period of fiscal 2007. We generated sales revenue of $1,122,093 during the third quarter of fiscal 2008 compared to $32,441 during the third quarter of fiscal 2007.

Most of the sales revenue in fiscal 2008 is attributable to May and June business at Purepromoter, which we acquired on April 28, 2008. The 9 month total of $1,208,535 is comprised $1,011,741 from Purepromoter, $82,944 from M2M, $113,850 from the other existing companies. So sales from existing companies (predominantly Tracebit, which was acquired February 6, 2007) also increased for the nine month period, although they have reduced in a third quarter comparison.

Cost of Sales

Cost of sales are comprised of Purepromoter’s hosting costs, and the license fees paid by Tracebit to brand owners for the sale of games with their brand attached.

Cost of sales were:

•	$87,588 during the first nine month period of fiscal 2008, representing 7.2% of our sales, compared to $13,939 during the first nine month period of fiscal 2007, representing 21.9% of our sales, and

•	$69,123 during the third quarter of fiscal 2008, representing 6.2% of our sales, compared to $10,877 during the third quarter of fiscal 2007, representing 33.5% of our sales.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses increased to $139,119 during the first nine month period of fiscal 2008 from $85,324 during the first nine month period of fiscal 2007. Accounting and auditing expenses increased to $57,722 during the third quarter of fiscal 2008 from $23,636 during the third quarter of fiscal 2007. These fees are attributable mainly to auditing, accounting and regulatory compliance expenses and are anticipated to increase over the balance of fiscal 2008

Intellectual Property

We did not incur any expenses on any intellectual property during the first nine month period of fiscal 2008 nor during fiscal 2007.

Financing Fees

We incurred financing fees of $203,553 in the third quarter of 2008 in connection with the arrangement of the convertible debenture financing that we secured to enable us to complete the acquisition of Purepromoter.

Investor Relations

Investor relations expenses are primarily comprised of fees paid to public relations firms for writing press releases and of costs for releasing them and other public relation activities.

Investor relations expenses increased slightly to $34,666 during the first nine month period of fiscal 2008 from $31,851 during the first nine month period of fiscal 2007. Investor relations expenses increased to $17,451 during the third quarter of fiscal 2008 from $4,277 during the third quarter of fiscal 2007.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Exchange Act including the preparations and filings of our quarterly and annual reports with the SEC.

Legal expenses increased to $79,931 during the first nine month period of fiscal 2008 from $45,902 during the first nine month period of fiscal 2007 as a result of legal expenses incurred in connection with our acquisition and financing transactions. Legal expenses increased to $38,450 during the third quarter of fiscal 2008 from $10,573 during the third quarter of fiscal 2007. Legal expenses are expected to increase during the balance of fiscal 2008 as a result of legal expenses to be incurred in connection with the registration statement to be filed by us in connection with the convertible debenture financing.

Management and Consulting

Management and consulting expenses are primarily comprised of consulting fees that we pay to our directors and/or officers and to other consultants on account of consulting services and expensed stock, warrant and option issues.

Management and consulting expenses decreased to $530,271 during the first nine month period of fiscal 2008 from $550,915 during the first nine month period of fiscal 2007. Management and consulting expenses decreased to $53,606 during the third quarter of fiscal 2008 from $311,013 during the third quarter of fiscal 2007. This decrease reflects the end of several agreements in the third quarter, and the renewal of some on different terms and a debt settlement with one consultant which resulted in a decrease of the balance owed to them by $117,000.

Office and Information Technology

Office and information technology expenses increased to $18,562 during the first nine month period of fiscal 2008 from $7,725 during the first nine month period of fiscal 2007. This is mostly due to Purepromoter, of which the majority is telephone expenses.

Rent

Rent expenses increased to $26,175 during the first nine month period of fiscal 2008 from $8,783 during the first nine month period of fiscal 2007. This 2008 expense is for Purepromoter in May and June, and the other companies no longer incur rent charges.

Research and Development Costs

Research and development costs are primarily comprised of salaries paid to Tracebit’s development personnel and contract developers which relates to the development of games by Tracebit.

Research and development costs decreased to $30,498 during the first nine month period of fiscal 2008 from $56,655 during the first nine month period of fiscal 2007. Research and development costs were $19,915 during the third quarter of fiscal 2008 compared to $24,061 for the third quarter of fiscal 2007, reflecting reduced game development activities by Tracebit.

Salaries and Wages

Salaries and wages increased significantly to $390,237 during the first nine month period of fiscal 2008 from $5,210 during the first nine month period of fiscal 2007. This 2008 expense is for Purepromoter in May and June and, at this point in time, the other companies except for Tracebit engage associates on a contract basis and do not pay any salaries and wages.

Sales and Marketing

Sales and marketing expenses decreased to $37,431 during the first nine month period of fiscal 2008 from $52,792 during the first nine month period of fiscal 2007. Sales and marketing expenses decreased to $11,706 during the third quarter of fiscal 2008 from $30,641 during the third quarter of fiscal 2007. This is mainly due to less sales and marketing activity in Tracebit.

Net Loss

We incurred a net loss of $1,067,261 during the first nine month period of fiscal 2008, compared to $890,541 during the first nine month period of fiscal 2007 and a net loss of $5,466,507 from inception to the first nine month period of fiscal 2008. Our net loss for the third quarter of 2008 was $50,466 compared to $398,681 for the third quarter of 2007. The reduced losses were primarily the result of including two months of the net income from the acquired Purepromoter.

Liquidity and Financial Resources

We had cash of $546,678 and a working capital deficit of $3,852,050 as at June 30, 2008. We had cash of $27,123 and a working capital deficit of $1,085,799 as at our fiscal year ended September 30, 2007.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $7,000,000. While this amount will be offset by revenues generated from our Mobiventures, Tracebit, M2M and Purepromoter business operations, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing and in order for us to deliver our strategy of growth through acquisition and to expand our existing operations. It is anticipated that we will require additional financing in the approximate amount of $5,000,000 in order to enable us to sustain our operations for the next twelve months and to deliver our strategy of growth through acquisition and to expand our existing operations. There can be no assurance that we will be able to obtain such financing on terms favorable to us or at all.

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

Purepromoter

Total expenditures over the next twelve months are estimated to be approximately £1,800,000. This amount may be offset by revenues earned by Purepromoter from its business. It is anticipated that Purepromoter’s cash and working capital will be sufficient to enable it to undertake its plan of operations over the next 12 months without obtaining additional financing. However, there can be no assurance of this and additional financing may be required.

Convertible Debentures

We will be required to make repayments of the debt owing under the convertible debentures during the following 12 months on a monthly basis in a total amount of $974,198, including interest of $133,276 and redemption premium of $146,127. These payments will be made from the cash flow the business is generating and/or from raising additional equity or debt financing. However, there can be no assurance of this and additional financing may be required.

Ahman Promissory Note

We borrowed 612,000 Euros from Peter Ahman, our president at the time, in order to enable us to complete the acquisition of Purepromoter. 357,000 Euros of this loan was repaid and 255,000 Euros was still outstanding at June 30, 2008.

Cash used in Operating Activities

We used cash of $462,136 in operating activities during the first nine month period of fiscal 2008 compared to cash used of $543,250 during the nine month period of fiscal 2007.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We used cash of $1,394,988 during the first nine month period of fiscal 2008 as a result of:

•	Cash consideration of $2,640,695 for our acquisition of Purepromoter on April 28, 2008, offset by $1,293,909 of cash acquired;

•	bank indebtedness of $26,202 assumed on our acquisition of M2M on March 31, 2008;

•	investing in P&E of $22,000.

Cash from Financing Activities

We generated cash of $2,377,964 from financing activities during the first nine month period of fiscal 2008 compared to cash of $150,627 generated from financing activities during the first nine month period of fiscal 2007. Cash generated from financing activities during these periods was primarily attributable to $2,000,000 of proceeds from our convertible debenture financing, together with share subscriptions for cash.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer (one individual) have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of the date of this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer (one individual), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the second quarter of 2008, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting..

PART II - OTHER INFORMATION

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

We have only a limited history of generating revenues and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile industry, we face increased risks, uncertainties, expenses and difficulties, any of which could materially harm our business, operating results and financial condition.

We have incurred losses in certain periods and may incur substantial net losses in the future and may not achieve profitability.

We have incurred losses in certain periods since inception. We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new products and services, further international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur losses and will not become profitable. In future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.

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

Risks Related to Tracebit’s Business

The markets in which Tracebit operates are highly competitive, and many of its competitors have significantly greater resources than it does.

The development, distribution and sale of mobile games is a highly competitive business. For end users, Tracebit competes primarily on the basis of brand, game quality and price. For wireless carriers, it competes for deck placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, Tracebit competes based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers.

Some of Tracebit’s competitors’ and its potential competitors’ advantages over it, either globally or in particular geographic markets, include having significantly greater revenues and financial resources, stronger brand and consumer recognition, the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products, pre-existing relationships with brand owners or carriers, greater resources to make acquisitions, lower labor and development costs, and broader distribution.

If Tracebit is unable to compete effectively or is not as successful as its competitors in its target markets, Tracebit’s sales could decline, its margins could decline and it could lose market share, any of which would materially harm Tracebit’s business, operating results and financial condition.

Failure to renew Tracebit’s existing brand and content licenses on favorable terms or at all and to obtain additional licenses would impair its ability to introduce new mobile games or to continue to offer its current games based on third-party content.

Even if mobile games based on licensed content or brands remain popular, any of Tracebit’s licensors could decide not to renew Tracebit’s existing license or not to license additional intellectual property and instead license to Tracebit’s competitors or develop and publish its own mobile games or other applications, competing with Tracebit in the marketplace. Many of these licensors already develop games for other platforms, and may have significant experience and development resources available to them should they decide to compete with Tracebit rather than license to it.

Tracebit currently relies on wireless carriers, content aggregators and value added resellers to market and distribute its games and thus to generate its revenues. The loss of or a change in any of these significant carrier, content aggregator or value added reseller relationships could cause Tracebit to lose access to their subscribers and thus materially reduce Tracebit’s revenues.

Tracebit’s future success is highly dependent upon maintaining successful relationships with the wireless carriers, content aggregators and value added resellers with which it currently works and establishing new relationships in geographies where it has not yet established a significant presence. Tracebit’s failure to maintain its relationships with these carriers, content aggregators and value added resellers would materially reduce Tracebit’s revenues and thus harm its business, operating results and financial condition.

Tracebit has depended on no more than 30 mobile games for a majority of its revenues in recent fiscal periods.

In Tracebit’s industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of its revenues comes from a limited number of mobile games, although the games in that group have shifted over time.Tracebit expects to release a relatively small number of new games each year for the foreseeable future. If these games are not successful, Tracebit’s revenues could be limited and its business and operating results would suffer in both the year of release and thereafter.

Tracebit may be unable to develop and introduce in a timely way new mobile games, and Tracebit’s games may have defects, which could harm its brand.

The planned timing and introduction of new original mobile games and games based on licensed intellectual property are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new games, which could result in a loss of, or delay in, revenues or damage to Tracebit’s reputation and brand. If any of Tracebit’s games is introduced with defects, errors or failures, Tracebit could experience decreased sales, loss of end users, damage to its carrier relationships and damage to its reputation and brand. Tracebit’s attractiveness to branded content licensors might also be reduced. In addition, new games may not achieve sufficient market acceptance to offset the costs of development, particularly when the introduction of a game is substantially later than a planned “day-and-date” launch, which could materially harm Tracebit’s business, operating results and financial condition.

If Tracebit fails to maintain and enhance its capabilities for porting games to a broad array of mobile handsets, Tracebit’s attractiveness to wireless carriers and branded content owners will be impaired, and its sales could suffer.

Once developed, a mobile game may be required to be ported to, or converted into separate versions for, more than 100 different handset models, many with different technological requirements. These include handsets with various combinations of underlying technologies, user interfaces, keypad layouts, screen resolutions, sound capabilities and other carrier-specific customizations. If Tracebit fails to maintain or enhance its porting capabilities, Tracebit’s sales could suffer, branded content owners might choose not to grant it licenses and carriers might choose to give Tracebit’s games less desirable deck placement or not to give its games placement on their decks at all.

If Tracebit’s independent, third-party developers cease development of new games for it and Tracebit is unable to find comparable replacements, it may have to reduce the number of games that it intends to introduce, delay the introduction of some games or increase its internal development staff, which would be a time-consuming and potentially costly process, and, as a result, Tracebit’s competitive position may be adversely impacted.

Tracebit relies on independent third-party developers to develop its games. If Tracebit’s developers terminate their relationships with Tracebit or negotiate agreements with terms less favorable to Tracebit, Tracebit may have to reduce the number of games that it intends to introduce, delay the introduction of some games or increase its internal development staff, which would be a time-consuming and potentially costly process, and, as a result, Tracebit’s business, operating results and financial condition could be harmed.

Indemnity provisions in various agreements potentially expose Tracebit to substantial liability for intellectual property infringement, damages caused by malicious software and other losses.

In the ordinary course of Tracebit’s business, most of its agreements with carriers and other distributors include indemnification provisions. In these provisions, Tracebit agrees to indemnify them for losses suffered or incurred in connection with Tracebit’s games, including as a result of intellectual property infringement and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. Large future indemnity payments could harm Tracebit’s business, operating results and financial condition. The market for mobile games is seasonal, and Tracebit’s results may vary significantly from period to period.

Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download Tracebit’s games soon after they purchase new handsets, Tracebit may experience seasonal sales increases based on the holiday selling period. If Tracebit misses these key selling periods for any reason, its sales will suffer disproportionately. Further, for a variety of reasons, including roaming charges for data downloads, Tracebit may experience seasonal sales decreases during the summer, particularly in Europe. If the level of travel increases or expands to other periods, Tracebit’s operating results and financial condition may be harmed.

Changes in government regulation of the media and wireless communications industries may adversely affect Tracebit’s business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as Tracebit conducting business through wireless carriers. Tracebit anticipates that regulation of its industry will increase and that it will be required to devote legal and other resources to address this regulation.

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

M2M has a limited operating history in an emerging market, which may make it difficult to evaluate its business.

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

M2M has incurred losses in certain periods and may incur substantial net losses in the future and may not achieve profitability.

M2M incurred losses in certain periods since inception. M2M expects to continue to increase expenses as it implements initiatives designed to continue to grow M2M’s business. If M2M’s revenues do not increase to offset these expected increases in operating expenses, M2M will continue to incur losses and will not become profitable. In future periods, M2M’s revenues could decline. Accordingly, M2M may not be able to achieve profitability in the future.

M2M’s financial results could vary significantly from quarter to quarter and are difficult to predict.

M2M’s revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of its control. As a result, comparing M2M’s operating results on a period-to-period basis may not be meaningful. In addition, M2M may not be able to predict its future revenues or results of operations. M2M plans to base its current and future expense levels on internal operating plans and sales forecasts, and M2M’s operating costs are to a large extent fixed. As a result, M2M may not be able to reduce its costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter.

The markets in which M2M operates are highly competitive, and many competitors have significantly greater resources.

M2M operates in a very competitive business environment. Some of its competitors’ and its potential competitors’ advantages over M2M, either globally or in particular geographic markets, include having significantly greater revenues and financial resources, stronger brand and consumer recognition, the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products, pre-existing relationships with brand owners or carriers, greater resources to make acquisitions, lower labor and development costs, and broader distribution.

If M2M is unable to compete effectively or is not as successful as its competitors in its target markets, M2M’s sales could decline, its margins could decline and it could lose market share, any of which would materially harm M2M’s business, operating results and financial condition.

M2M’s business and growth may suffer if it is unable to hire and retain key personnel, who are in high demand.

M2M will depend on the continued contributions of its senior management and other key personnel. The loss of the services of any executive officers or other key employees could harm M2M’s business. M2M does not maintain a key-person life insurance policy on any officers or other employees.

M2M’s future success also depends on its ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. M2M faces intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. Qualified individuals are in high demand, and M2M may incur significant costs to attract them. M2M may be unable to attract and retain suitably qualified individuals who are capable of meeting its growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If M2M is unable to attract and retain the qualified personnel it needs to succeed, its business would suffer.

Risks Related to Purepromoter’s Business

Purepromoter has a limited operating history, which may make it difficult to evaluate its business.

Purepromoter has only a five year history of generating revenues. As a consequence of the relatively short operating history, there is only limited financial data which can be used to evaluate Purepromoter’s business. Any evaluation of Purepromoter’s business and prospects must be considered in light of Purepromoter’s limited operating history and the risks and uncertainties encountered by companies in its stage of development. As an early stage company, Purepromoter faces increased risks, uncertainties, expenses and difficulties, any of which could materially harm its business, operating results and financial condition.

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

Purepromoter’s revenues and operating results largely depend on the number of emails and SMS messages sent by the marketing departments of its customers. Although marketing spent on email is predicted to increase, any downturn in marketing budgets could significantly affect Purepromoter’s revenues

As a result, comparing Purepromoter’s operating results on a period-to-period basis may not provide an accurate financial picture of its results and financial condition. In addition, we may not be able to accurately predict Purepromoter’s future revenues or results of operations.

The markets in which Purepromoter operates are highly competitive, and many of its competitors have significantly greater resources.

Purepromoter operates in a very competitive business environment. Some of its competitors and potential competitors have advantages over it in software development and globally in terms of coverage of geographic markets. There are a number of competitors who generate significantly greater revenues, have larger financial resources and stronger brand recognition. Their capacity to leverage their marketing expenditures across a broader range of potential customers, form relationships with brand owners or make acquisitions of complimentary products inherently increases the risk to Purepromoter’s business model.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three month period ended June 30, 2008.

Item 5. Other Information

Item 5.02 Election and Resignation of Directors;

We have received the resignation from Peter Åhman as director, President, Chief Financial Officer, Treasurer and Secretary of the Company effective August 18, 2008. Nigel Nicholas was appointed Chief Financial Officer, Treasurer and Secretary of the Company effective August 18,, 2008. Following the resignation of Mr. Åhman as a director of the Company, the number of directors shall be five and the current directors of the Company are as follows:

Name of Director
1.	Gary Flint
2.	Miro Wikgren
3.	Nigel Nicholas
4.	Danny Wootton
5.	Stuart Hobbs

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:
Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
3.4(18)	Certificate of Amendment to the Company’s Articles of Incorporation filed with the Nevada Secretary of State on July 30, 2007
4.1(16)	Form of Secured Convertible Debenture
10.1(2)	Service Agreement dated September 6, 2004 between Mobilemail Limited and Outlander Management
10.2(2)	Reseller Agreement dated July 20, 2005 between MobileMail Limited and PennyCom Communications.
10.3(2)	Reseller Agreement dated August 23, 2005 between MobileMail Limited and Telewide Enterprises Ltd.
10.4(2)	Reseller Agreement dated November 8, 2005 between MobileMail Limited and Mira Networks
10.5(3)	Equity Share Purchase Agreement between Capella Capital OU, Pollux OU and Tracebit Holding OY and the Company and OY Tracebit AB dated January 31, 2007
10.6(4)	Employment Agreement between the Company and Simon Ådahl dated January 31, 2007
10.7(4)	Employment Agreement between the Company and Miro Wikgren dated January 31, 2007

10.8(4)	Consultant Agreement between the Company and Peter Åhman dated February 1, 2007
10.9(4)	Consultant Agreement between the Company and Gary Flint dated February 6, 2007
10.10(4)	2007 Incentive Stock Option Plan
10.11(5)	Consultant Agreement between the Company and Nigel Nicholas dated March 9, 2007
10.12(6)	Consultant Agreement between the Company and Ian Downie dated March 14, 2007
10.13(7)	Letter of Intent entered into between the Company, TxtNation and the Principal Shareholders on April 24, 2007
10.14(8)	Consultant Agreement between the Company and Adrian Clarke dated June 28, 2007.
10.15(8)	Warrant Certificate issued by the Company in favour of Adrian Clarke dated June 28, 2007.
10.16(9)	Amendment to Consulting Agreement between the Company and Peter Åhman dated September 3, 2007
10.17(9)	Amendment to Consulting Agreement between the Company and Gary Flint dated September 3, 2007
10.18(9)	Amendment to Consulting Agreement between the Company and Nigel Nicholas dated September 3, 2007
10.19(9)	Common Stock Purchase Warrant Certificate dated September 3, 2007
10.20(10)	Consultant Agreement between the Company and Gary Flint dated November 1, 2007
10.21(10)	Partnership Agreement between the Company, Froggie S.L. and Move2Mobile Limited dated October 31, 2007
10.22(11)	Regulation S Debt Conversion Agreement between the Company and Nigel Nicholas dated November 9, 2007
10.23(11)	Regulation S Debt Conversion Agreement between the Company and Gary Flint dated November 5, 2007
10.24(13)	Equity Share Purchase Agreement between the Company and the Shareholders of Move2Mobile Limited dated March 14, 2008
10.25(14)	Consultant Agreement between the Company and Danny Wootton dated March 31, 2008
10.26(14)	Warrant Certificate issued by the Company to Danny Wootton dated March 31, 2008
10.27(14)	Consultant Agreement between the Company and Ian Downie dated March 31, 2008
10.28(14)	Warrant Certificate issued by the Company to Ian Downie dated March 31, 2008

10.29(14)	Securities Purchase Agreement between the Company and Trafalgar Capital Specialized Investment Fund, Luxembourg, dated March 31, 2008, with exhibits and form of secured convertible debenture
10.30(14)	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Pure Promoter Limited between MobiVentures Inc. and the shareholders of Purepromoter Limited
10.31(15)	Consultant Agreement between the Company and Stuart Hobbs dated April 28, 2008
10.32(15)	Promissory Note dated April 25, 2008
10.33(16)	Escrow Agreement dated March 31, 2008
10.34(16)	Registration Rights Agreement dated March 31, 2008
10.35(16)	Security Agreement dated March 31, 2008
10.36(16)	Pledge Agreement dated March 31, 2008
10.37(16)	Composite Guarantee and Debenture dated March 31, 2008
10.38(16)	Share Charge dated March 31, 2008
16.1(12)	Letter from Staley, Okada
31.1(17)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(17)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1(17)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2(17)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(16) Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2008.

(17)  Filed as an exhibit to this Quarterly Report on Form 10-Q

(18) Filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1 with the Commission on July 28, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBIVENTURES INC.

By:	/s/ Nigel Nicholas
Nigel Nicholas
Chief Executive Officer, Chief Financial Officer and Principal Accounting and Financial Officer Date: August 19, 2008